Form 10-K
period 2015-08-31
Accenture Holdings plc
filed 2015-10-30
CIK 1647339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 000-55501

Accenture Holdings plc
(Exact name of registrant as specified in its charter)

Ireland	98-1254718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Grand Canal Square,
Grand Canal Harbour,
Dublin 2, Ireland
(Address of principal executive offices)
(353) (1) 646-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary shares, par value €0.000001 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 27, 2015 was approximately $3,211,526,572 based on the closing price of Accenture plc’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $90.03 per share, for which the registrant’s ordinary shares, par value €0.000001 per share, are redeemable. There is no established public trading market for the registrant’s ordinary shares.
The number of shares of the registrant’s ordinary shares, par value €0.000001 per share, outstanding as of October 16, 2015 was 1,020,207,101 (which number includes 991,041,549 issued shares held by the registrant or its controlling shareholder).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to Accenture plc’s Annual General Meeting of Shareholders, to be held on February 3, 2016, will be incorporated by reference in this Form 10-K in response to Items 11, 13 and 14 of Part III. Portions of the definitive information statement to be filed with the SEC pursuant to Regulation 14A relating to Accenture Holdings plc’s Annual General Meeting of Shareholders, to be held on February 1, 2016, will be incorporated by reference in this Form 10-K in response to Item 12 of Part III. Accenture plc’s definitive proxy statement and Accenture Holdings plc’s definitive information statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2015.

PART I
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed below under the section entitled “Risk Factors.” Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update them.
Available Information
We do not maintain a website, so we do not make our filings available by website. We will provide, however, free of charge to any person who makes a request, electronic or printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. You may find, however, reports filed pursuant to Section 16(a) of the Exchange Act by the directors and executive officers of Accenture plc, our controlling shareholder, on the Investor Relations section of Accenture plc’s website (http://investor.accenture.com). All persons acting on our behalf, including our directors and executive officers, are subject to the terms of the Accenture Code of Business Ethics, a copy of which can be accessed on the Investor Relations section of Accenture plc’s website. Any amendments to, or waivers granted to our directors or officers, from a provision of the Accenture Code of Business Ethics will be disclosed, under existing Accenture plc policy, through the Investor Relations section of Accenture plc’s website.
Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
In this Annual Report on Form 10-K, we use the terms “we,” the “Company,” “our” and “us” to refer to Accenture Holdings plc and its subsidiaries or, prior to August 26, 2015, to Accenture SCA and its subsidiaries. We use the term “Accenture” to refer to Accenture plc or, prior to September 1, 2009, to Accenture Ltd. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ITEM 1.	BUSINESS
Overview
We are one of the world’s leading professional services companies with more than 358,000 people serving clients in a broad range of industries and in three geographic regions: North America, Europe and Growth Markets. Our five operating groups, organized by industry, deliver services and solutions in strategy, consulting, application services and operations to our clients. Digital-related services are an increasingly important component of these services and solutions. For fiscal 2015, our revenues before reimbursements (“net revenues”) were $31.0 billion.
We operate globally with one common brand and business model, allowing us to provide clients around the world with the same high level of service. Drawing on a combination of industry and functional expertise, technology capabilities and alliances, and our global delivery resources, we seek to provide differentiated services that help our clients measurably improve their business performance and create sustainable value for their customers and stakeholders. Our global delivery model enables us to provide an end-to-end delivery capability by drawing on our global resources to deliver high-quality, cost-effective solutions to our clients.
In fiscal 2015, we continued to implement a strategy focused on industry and technology differentiation, leveraging our global organization to serve clients in locally relevant ways. We continued to make significant investments—in strategic acquisitions, in assets and offerings, in branding and thought leadership, and in attracting and developing talent—to further enhance our differentiation and competitiveness.
Operating Groups
Our five operating groups are our reporting segments and primary market channel, organized around 13 industry groups that serve clients globally in more than 40 industries. (We have consolidated our 19 previous industry groups into 13 industry groups to better align with classifications commonly used in the marketplace.) Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more standardized capabilities to multiple clients. The operating groups assemble integrated client engagement teams, which typically consist of industry experts, capability specialists and professionals with local market knowledge. The operating groups have primary responsibility for building and sustaining long-term client relationships; providing management and technology consulting services; working with the other parts of our business to sell and deliver the full suite of our services, including our global delivery capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
The following table shows the current organization of our five operating groups and their 13 industry groups. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 15 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Groups and Industry Groups
Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources
• Communications • Electronics & High Tech • Media & Entertainment	• Banking & Capital Markets • Insurance	• Health • Public Service	• Consumer Goods, Retail & Travel Services • Industrial • Life Sciences	• Chemicals & Natural Resources • Energy • Utilities
Communications, Media & Technology
Our Communications, Media & Technology operating group serves the communications, electronics, high technology, media and entertainment industries. Professionals in this operating group help clients accelerate and deliver digital transformation, enhance business results through industry-specific solutions and seize the opportunities made possible by the convergence of communications, computing and content. Examples of our services include helping clients run cost-effective operations, create business model innovations, introduce new products and services, and digitally engage and entertain their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Our Communications industry group serves most of the world’s leading wireline, wireless, cable and satellite communications and service providers. This group represented approximately 51% of our Communications, Media & Technology operating group’s net revenues in fiscal 2015.

•
Our Electronics & High Tech industry group serves the information and communications technology, software, semiconductor, consumer electronics, aerospace and defense, and medical equipment industries. This group represented approximately 37% of our Communications, Media & Technology operating group’s net revenues in fiscal 2015.

•
Our Media & Entertainment industry group serves the broadcast, entertainment, print, publishing and Internet/social media industries. This group represented approximately 12% of our Communications, Media & Technology operating group’s net revenues in fiscal 2015.

Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new, digital technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Our Banking & Capital Markets industry group serves retail and commercial banks, mortgage lenders, investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises. This group represented approximately 71% of our Financial Services operating group’s net revenues in fiscal 2015.

•
Our Insurance industry group serves property and casualty insurers, life insurers, reinsurance firms and insurance brokers. This group represented approximately 29% of our Financial Services operating group’s net revenues in fiscal 2015.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s research-based insights and offerings, including digital solutions, are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. This group represented approximately 38% of our Health & Public Service operating group’s net revenues in fiscal 2015.

•
Our Public Service industry group helps governments transform the way they deliver public services and engage with citizens. We work primarily with defense departments and military forces; public safety authorities, such as police forces and border management agencies; justice departments; human services agencies; educational institutions, such as universities; non-profit organizations; and postal, customs, revenue and tax agencies. Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP. Our Public Service industry group represented approximately 62% of our Health & Public Service operating group’s net revenues in fiscal 2015. Our work with clients in the U.S. federal government represented approximately 35% of our Health & Public Service operating group’s net revenues in fiscal 2015.

Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our offerings are designed to help clients transform their organizations and increase their relevance in the digital world. We help clients enhance their performance in distribution and sales and marketing; in research and development and manufacturing; and in business functions such as finance, human resources, procurement and supply chain while leveraging technology. Our Products operating group comprises the following industry groups:

•
Our Consumer Goods, Retail & Travel Services industry group serves food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; as well as airlines and hospitality and travel services companies. This group represented approximately 55% of our Products operating group’s net revenues in fiscal 2015.

•
Our Industrial industry group works with automotive manufacturers and suppliers; freight and logistics companies; industrial and electrical equipment, consumer durable and heavy equipment companies; and construction and infrastructure management companies. This group represented approximately 25% of our Products operating group’s net revenues in fiscal 2015.

•
Our Life Sciences industry group serves pharmaceutical, medical technology and biotechnology companies. This group represented approximately 20% of our Products operating group’s net revenues in fiscal 2015.

Resources
Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. We work with clients to develop and execute innovative strategies, improve operations, manage complex change initiatives and integrate digital technologies designed to help them differentiate themselves in the marketplace, gain competitive advantage and manage their large-scale capital investments. Our Resources operating group comprises the following industry groups:

•
Our Chemicals & Natural Resources industry group works with a wide range of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals, among others, as well as the metals, mining, forest products and building materials industries. This group represented approximately 32% of our Resources operating group’s net revenues in fiscal 2015.

•
Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and new energy companies. This group represented approximately 32% of our Resources operating group’s net revenues in fiscal 2015.

•	Our Utilities industry group works with electric, gas and water utilities around the world. This group represented approximately 36% of our Resources operating group’s net revenues in fiscal 2015.
Services and Solutions
Our operating groups bring together expertise from Accenture Strategy, Accenture Consulting, Accenture Digital, Accenture Technology and Accenture Operations to develop and deliver integrated services and solutions for our clients.

Accenture Strategy
Accenture Strategy helps clients achieve specific business outcomes and enhance shareholder value by defining and executing industry-specific strategies enabled by technology. We bring together our strategy capabilities in business and technology to help senior management teams shape and execute their transformation objectives, focusing on issues related to digital disruption, competitiveness, global operating models, and the workforce of the future.
We provide a range of strategy services focused on areas such as digital technologies; enterprise architecture and applications; finance and enterprise performance; IT; mergers and acquisitions; operations; sales and customer services; sustainability; and talent and organization.
Accenture Consulting
Accenture Consulting provides industry experts with the insights and management and technology consulting capabilities to transform the world’s leading companies. Accenture Consulting has primary responsibility for orchestrating expertise from across our entire organization to enable our clients to transform their businesses.
Our management consulting capabilities enable our clients to design and implement transformational change programs, either for one or more functions or business units, or across their entire organizations. Our service areas include industry consulting services and functional consulting services, including finance and enterprise performance; supply chain, sourcing and procurement; talent and organization; and sales and customer service. Our technology consulting capabilities enable our clients to manage technology programs, as well as to transform their technology and IT organizations. We provide program management and program recovery services, as well as technology consulting services, with a particular focus on integrating new digital solutions with existing legacy systems.
Accenture Digital
Accenture Digital combines our capabilities in digital marketing, analytics and mobility to help clients provide better experiences for the customers they serve, create new products and business models, and enhance their digital enterprise capabilities. We provide digital services across two broad areas:

•
Digital Customers, Channels & Markets. We help clients use digital technologies to deliver more meaningful and relevant customer experiences across all channels, customer segments and geographies. Our services focus on digital customer interactions, sales and channel distribution options. Our services span social networks, social media, digital marketing, direct-to-consumer and eCommerce platforms, as well as mobile commerce and mobility services.

•
Digital Enterprise. We help clients use digital technologies to optimize the efficiency and effectiveness of their internal operations. Our services transform business processes, enable new operating models and connected product platforms, and enhance productivity through advanced analytics and collaboration capabilities.

Accenture Technology
Accenture Technology comprises two primary areas: technology delivery and technology innovation & ecosystem.

•
Technology Delivery. Technology Delivery includes our application services spanning systems integration and application outsourcing and covering the full application lifecycle, from custom systems to all emerging technologies, across every leading technology platform (both traditional and cloud/Software as a Service-based). It also includes our portfolio of software solutions and our global delivery capability in Technology. We continuously innovate and leverage intelligent tools and other automation to improve delivery efficiency and productivity.

•
Technology Innovation & Ecosystem. We harness innovation through the research and development activities in our Technology Labs and through emerging technologies. We also manage our technology platforms and our alliance relationships across a broad range of technology providers, including SAP, Oracle, Microsoft, salesforce.com, Workday, Pegasystems and many others, to enhance the value that we and our clients realize from the technology ecosystem.

Accenture Operations
Accenture Operations provides business process outsourcing, infrastructure consulting, infrastructure outsourcing, security services and cloud services, including the Accenture Cloud Platform. We operate infrastructure and business processes on behalf of clients, increasingly on an as-a-service basis, to help improve their productivity and performance.

•
Business Process Outsourcing Services. We offer services for specific business functions, such as finance and accounting, procurement, marketing, human resources and learning, as well as industry-specific services, such as credit and health services. We provide these services on a global basis and across industry sectors through our Global Delivery Network.

•
Infrastructure and Cloud Services. We provide infrastructure and security design, implementation and operation services to help organizations take advantage of innovative technologies and improve the efficiency and effectiveness of their existing technology. Our solutions help clients optimize their IT infrastructures—whether on-premise, in the cloud, or a hybrid of the two.
Global Delivery Model
A key differentiator is our global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
Our Global Delivery Network continues to be a competitive differentiator for us. As of August 31, 2015, we had approximately 257,000 professionals in our network globally in more than 50 delivery centers around the world, as well as our offices and client locations.
Alliances
We have sales and delivery alliances with companies whose capabilities complement our own by, among other things, enhancing a service offering, delivering a new technology or helping us extend our services to new geographies. By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients. Most of our alliances are non-exclusive. These alliances can generate significant revenues from services we provide to implement our alliance partners’ products as well as revenue from the resale of their products. We also receive as reimbursement some direct payments, which are not material to our business, from our alliance partners to cover costs we incur for marketing and other assistance.
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation, which is a component of our overall investment in our business, have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $626 million, $640 million and $715 million in fiscal 2015, 2014 and 2013, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.
Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. One component of this is our research and development organization, Accenture Technology Labs, where we identify and develop new technologies. We also promote the creation of knowledge capital and thought leadership through the Accenture Institute for High Performance. In addition, we spend a significant portion of our research and development investment to develop market-ready solutions for our clients.
Employees
As a talent-led organization, one of our key goals is to have the best talent, with highly specialized skills, at the right levels in the right locations, to enhance our differentiation and competitiveness. We are deeply committed to the career development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within the Company. We provide our people with expert content and opportunities to collaborate in a broad range of physical and virtual learning environments. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management and compensation system and a career philosophy that provides rewards based on individual and Company performance. With our commitment to inclusion and diversity, we strive to maintain a work environment that reinforces collaboration, motivation and innovation and is consistent with our core values and the Accenture Code of Business Ethics.
As of August 31, 2015, we employed more than 358,000 people and had offices and operations in more than 200 cities in 55 countries.
Competition
We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services and solutions competitive with those we offer. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers (hardware, equipment and software), that offer some or all of the services and solutions that we do;

•	off-shore service providers in lower-cost locations, particularly in India, that offer services globally that are similar to the services and solutions we offer;

•	accounting firms that provide consulting and other services and solutions in areas that compete with us;

•
niche solution or service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, such as digital agencies, including companies that provide new or alternative products, services or delivery models; and

•	in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services and solutions we provide.
Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	technical and industry expertise;

•	innovative service and product offerings;

•	ability to add business value and improve performance;

•	reputation and client references;

•	contractual terms, including competitive pricing;

•	ability to deliver results reliably and on a timely basis;

•	scope of services;

•	service delivery approach;

•	quality of services and solutions;

•	availability of appropriate resources; and

•	global reach and scale, including level of presence in key emerging markets.
Our clients typically retain us on a non-exclusive basis.
Intellectual Property
We provide value to our clients based in part on a differentiated range of proprietary inventions, methodologies, software, reusable knowledge capital and other intellectual property. We recognize the increasing value of intellectual property in the marketplace and create, harvest, and protect this intellectual property. We leverage patent, trade secret, copyright and trademark laws as well as contractual arrangements to protect our intellectual property. We have also established policies to respect the intellectual property rights of third parties, such as our clients, partners and others.
As of August 31, 2015, we had over 2,400 patent applications pending worldwide and had been issued over 1,150 U.S. patents and 1,450 non-U.S. patents.
Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Ltd or third parties, as applicable.
Organizational Structure
On August 26, 2015, Accenture SCA, a Luxembourg partnership limited by shares and direct subsidiary of Accenture plc (“Accenture SCA”), merged with and into Accenture Holdings plc. This transaction is described below under “History”.
Accenture Holdings plc, an Irish public limited company, is a subsidiary of Accenture plc. Accenture plc is an Irish public limited company with no material assets other than ordinary and deferred shares in Accenture Holdings plc. Accenture plc’s only business is to hold these shares. Accenture plc owns a majority voting interest in Accenture Holdings plc and, as a result, controls Accenture Holdings plc’s management and operations and consolidates Accenture Holdings plc’s results in its Consolidated Financial Statements. Accenture plc operates its business through subsidiaries of Accenture Holdings plc. Accenture Holdings plc generally reimburses Accenture plc for its expenses but does not pay Accenture plc any fees.
History
Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitled their holders to vote at Accenture Ltd shareholder meetings but did not carry any economic rights. The combination of the Accenture Ltd Class X common shares and the Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares gave these partners substantially similar economic and governance rights as holders of Accenture Ltd Class A common shares.
On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of our parent holding company from Bermuda to Ireland. This transaction was completed on September 1, 2009, at which time Accenture Ltd, our predecessor holding company, became a wholly owned subsidiary of Accenture plc and Accenture plc became our parent holding company. Accenture Ltd was dissolved on December 29, 2009.
On June 26, 2015, the shareholders of Accenture SCA approved a merger of Accenture SCA with and into Accenture Holdings plc, with Accenture Holdings plc as the surviving entity (the “Merger”). The Merger, which was completed on August 26, 2015, further consolidated the Accenture group in Ireland. In connection with the Merger, Accenture SCA was dissolved without going into liquidation, and, by operation of law, all of the assets and liabilities of Accenture SCA were transferred to Accenture Holdings plc, and contracts, agreements or instruments to which Accenture SCA was a party were construed and have effect as if Accenture Holdings plc had been a party thereto instead of Accenture SCA. Holders of Accenture SCA Class I common shares (other than Accenture SCA itself) received, on a one-for-one basis, ordinary shares of Accenture Holdings plc. Prior to the Merger, Accenture Holdings plc had not engaged in any business or other activities other than in connection with its formation and the Merger. The Merger was a transaction between entities under common control and had no effect on the Company’s Consolidated Financial Statements.
All references to Accenture Holdings plc included in this report with respect to periods prior to August 26, 2015 reflect the activity and/or balances of Accenture SCA (the predecessor registrant of Accenture Holdings plc).
Accenture Holdings plc Ordinary and Deferred Shares
Only Accenture plc, Accenture Holdings plc, Accenture International S.à.r.l and certain current and former members of Accenture Leadership and their permitted transferees hold Accenture Holdings plc ordinary shares. “Accenture Leadership” is comprised of members of our global management committee (the Company’s primary management and leadership team, which consists of 20 of our most senior leaders), senior managing directors and managing directors. Each ordinary share entitles its holder to one vote on all matters submitted to the shareholders of Accenture Holdings plc and entitles its holder to dividends and liquidation payments. As of October 16, 2015, Accenture plc holds a voting interest of approximately 96% of the aggregate outstanding Accenture Holdings plc ordinary shares entitled to vote, with the remaining 4% of the voting interest held by certain current and former members of Accenture Leadership and their permitted transferees.
Only Accenture plc beneficially holds Accenture Holdings plc deferred shares. The deferred shares were issued solely to ensure that Accenture Holdings plc satisfies Irish law minimum share capital requirements for public limited companies at all times and carry no voting rights or income rights and have only limited rights on a return of capital equal to the nominal value of those shares.
Holders of ordinary shares of Accenture Holdings plc have the ability, subject to the restrictions on redemption contained in Accenture Holdings plc’s articles of association and the Companies Act 2014 of Ireland (the “Companies Act”) and any contractual restrictions on redemption that may be applicable to a holder, to require that Accenture Holdings plc redeem all or a portion of such holder’s ordinary shares of Accenture Holdings plc. In that case, Accenture Holdings plc is obligated, subject to the availability of distributable reserves, to redeem any such ordinary shares of Accenture Holdings plc. The redemption price per share generally equals the average of the high and low sale prices of a Class A ordinary share of Accenture plc as reported on the New York Stock Exchange on the trading day on which Accenture Holdings plc receives an irrevocable notice of redemption from a holder of ordinary shares of Accenture Holdings plc if received prior to close of trading for that day, or on the following trading day if Accenture Holdings plc receives the irrevocable notice of redemption later than the close of trading on that day. Accenture Holdings plc may, at its option, pay the redemption price in cash or by instructing Accenture plc to deliver Class A ordinary shares on a one-for-one basis, subject to adjustment for dividends and share splits. In order to maintain Accenture plc’s economic interest in Accenture Holdings plc, Accenture plc generally will acquire additional Accenture Holdings plc ordinary shares each time additional Accenture plc Class A ordinary shares are issued.
Ordinary shares of Accenture Holdings plc will not transmit to the holder’s estate on his or her death. Instead, Accenture Holdings plc will automatically redeem such holder’s shares, with effect deemed to occur on the date of death, and pursuant to a deed poll executed by Accenture Holdings plc for the benefit of deceased holders, the holder’s estate will receive cash or, at the discretion of Accenture Holdings plc, Class A ordinary shares of Accenture plc delivered through the Depository Trust Company or similar provider of depositary services using the same valuation as described above, in each case, net of a nominal payment of cash consideration in accordance with the provisions of Accenture Holdings plc’s articles of association. Accenture Holdings plc will hold the nominal cash consideration in trust for the benefit of the holder’s estate.
Except in the case of a redemption of Accenture Holdings plc ordinary shares or a transfer of Accenture Holdings plc ordinary shares to Accenture plc or one of its subsidiaries, Accenture Holdings plc’s articles of association provide that Accenture Holdings plc ordinary shares may be transferred only with the consent of the Board of Directors of Accenture Holdings plc. In addition, all holders of ordinary shares (except Accenture plc) are precluded from having their shares redeemed by Accenture Holdings plc or transferred to Accenture Holdings plc, Accenture plc or a subsidiary of Accenture plc at any time or during any period when Accenture Holdings plc determines, based on the advice of counsel, that there is material non-public information that may affect the average price per share of Accenture plc Class A ordinary shares, if the redemption would be prohibited by applicable law or regulation, or during the period from the announcement of a tender offer by Accenture Holdings plc or its affiliates for Accenture Holdings plc ordinary shares, or any securities convertible into, or exchangeable or exercisable for, ordinary shares, until the expiration of ten business days after the termination of the tender offer (other than to tender the holder’s Accenture Holdings plc ordinary shares in the tender offer). For a discussion of dividends and Irish withholding tax on dividends paid on Accenture Holdings plc ordinary shares, see “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”
Accenture plc Class A and Class X Ordinary Shares
Each Class A ordinary share and each Class X ordinary share of Accenture plc entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture plc. A Class X ordinary share does not, however, entitle its holder to receive dividends or to receive payments upon a liquidation of Accenture plc. As described above under “—History,” Class X ordinary shares generally provide the holders of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares with a vote at Accenture plc shareholder meetings that is equivalent to the voting rights held by Accenture plc Class A ordinary shareholders, while their economic rights consist of interests in Accenture Holdings plc ordinary shares or in Accenture Canada Holdings Inc. exchangeable shares.
Under its memorandum and articles of association, Accenture plc may redeem, at its option, any Class X ordinary share for a redemption price equal to the nominal value of the Class X ordinary share, or $0.0000225 per share. Accenture plc, as successor to Accenture Ltd, has separately agreed with the original holders of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares not to redeem any Class X ordinary share of such holder if the redemption would reduce the number of Class X ordinary shares held by that holder to a number that is less than the number of Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares owned by that holder. Accenture plc will redeem Class X ordinary shares upon the redemption or exchange of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares so that the aggregate number of Class X ordinary shares outstanding at any time does not exceed the aggregate number of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares outstanding. Class X ordinary shares are not transferable without the consent of Accenture plc.
A transfer of Accenture plc Class A ordinary shares effected by transfer of a book-entry interest in The Depository Trust Company will not be subject to Irish stamp duty. Other transfers of Accenture plc Class A ordinary shares may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the Class A ordinary shares acquired, if higher) payable by the buyer.
Accenture Canada Holdings Inc. Exchangeable Shares
Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture plc Class A ordinary shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture plc Class A ordinary share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture plc Class A ordinary share entitles its holder. The exchange of all of the outstanding Accenture Canada Holdings Inc. exchangeable shares for Accenture plc Class A ordinary shares would not have a material impact on the equity ownership position of Accenture or the other shareholders of Accenture Holdings plc.
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price.
Our results of operations could be adversely affected by volatile, negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Volatile, negative or uncertain economic conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent, and cause our clients to reduce or defer their spending on new initiatives and technologies, or may result in clients reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services and solutions. A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand in these markets could have a material adverse effect on our results of operations. In addition, because we operate globally and have significant businesses in markets outside of North America and Europe, an economic slowdown in one or more of those other markets could adversely affect our results of operations as well. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting.
Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations.
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. In addition, as new technologies become available, such as digital-related offerings, Everything as a Service (EaaS) and the Internet of Things (IoT), which continually change the nature of our business, clients may slow spending on current technologies in anticipation of implementing these new technologies. Such a slowdown can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall. Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. At any given time in a particular industry or geography, one or a small number of clients could contribute a significant portion of our revenues, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant industry and/or geography. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, or delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays.
If we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.
Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. Experienced personnel in our industry are in high demand, and competition for talent is intense. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing technology, industry and macroeconomic developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the industries we serve or changes in the types of services and solutions clients are demanding, we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals we have historically hired and retained. Additionally, if we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work in those industries and for our services and solutions may suffer.
We are particularly dependent on retaining members of Accenture Leadership and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively manage our current contracts and client relationships could be jeopardized. We depend on identifying, developing and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is intense. Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate both leaders for the local business and people with the appropriate skills.
Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our profitability could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed, particularly in emerging markets. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.
Our equity-based incentive compensation plans are designed to reward high-performing personnel for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives does not materialize because of volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain the personnel we need could be adversely affected. In addition, if we do not obtain the shareholder approval needed to continue granting equity awards under our share plans in the amounts we believe are necessary, our ability to attract and retain personnel could be negatively affected.
There is a risk that at certain points in time, and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services and solutions were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our resources, including through reduced levels of new hiring and increased involuntary terminations as a means to keep our supply of skills and resources in balance with client demand. If we are not successful in these initiatives, our results of operations could be adversely affected.
The markets in which we compete are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our services and solutions are highly competitive. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers (hardware, equipment and software), that offer some or all of the services and solutions that we do;

•	off-shore service providers in lower-cost locations, particularly in India, that offer services globally that are similar to the services and solutions we offer;

•	accounting firms that provide consulting and other services and solutions in areas that compete with us;

•
niche solution or service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, such as digital agencies, including companies that provide new or alternative products, services or delivery models; and

•	in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services and solutions we provide.
Some competitors are companies that may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals.
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain markets, and that may make executing our geographic expansion strategy in these markets more challenging. Additionally, competitors may also offer more aggressive contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully in the markets we currently serve, while expanding into additional markets. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.

In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. For example, there has been a trend toward consolidation among hardware manufacturers, software developers and vendors, and service providers, which has resulted in the convergence of products and services. Over time, our access to such products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider more integrated services (software and hardware) to clients than we can in some cases and therefore may represent a more attractive alternative to clients. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to such competitors, and this could materially adversely affect our competitive position and our results of operations.
We could have liability or our reputation could be damaged if we fail to protect client and/or Company data or information systems as obligated by law or contract or if our information systems are breached.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our clients, alliance partners, and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies and social media, the potential risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of sensitive or confidential information.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or Company data, including personal data, and we expect these activities to increase. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Company data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Unauthorized disclosure of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants.
Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Examples of areas of significant change include digital, analytics, mobility, IoT, cloud-based services, as-a-service solutions, security, cognitive computing and information technology automation. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of EaaS solutions, could affect the nature of how our revenue is generated. These technologies, and others that may emerge, could reduce and, over time, replace some of our current business. In addition, clients may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate the new technologies. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.
In addition, we operate in a quickly evolving environment, in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive, when compared to other alternatives, which may adversely affect our results of operations.

Our results of operations could materially suffer if we are not able to obtain sufficient pricing to enable us to meet our profitability expectations.
If we are not able to obtain sufficient pricing for our services and solutions, our revenues and profitability could materially suffer. The rates we are able to charge for our services and solutions are affected by a number of factors, including:

•	general economic and political conditions;

•	the competitive environment in our industry;

•	our clients’ desire to reduce their costs;

•
our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over the full contract period, which includes our ability to estimate the impact of inflation and foreign exchange on our margins over long-term contracts; and

•	procurement practices of clients and their use of third-party advisors.
In addition, our profitability with respect to our services and solutions for new technologies may be different when compared to the profitability of our current business, due to factors such as the use of alternative pricing, the mix of work and the number of service providers, among others. For example, in client engagements involving our EaaS solutions, revenue is typically generated on a usage basis, which may be more difficult to predict accurately due to our more limited historical data using this new commercial model.
The competitive environment in our industry affects our ability to obtain favorable pricing in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have that they will be seen as commodities, with price being the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter the market or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be better positioned to offer services similar to ours at lower prices.
If we do not accurately anticipate the cost, risk and complexity of performing our work or if third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be less profitable than expected or unprofitable.
Our contract profitability is highly dependent on our forecasts and predictions about the level of effort and cost necessary to deliver our services and solutions, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing engagements to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable. Our cost and profit margin estimates on our consulting and outsourcing work include anticipated long-term cost savings for the client that we expect to achieve and sustain over the life of the contract. We may fail to accurately assess the risks associated with potential contracts. This could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our profitability.
Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties to meet their commitments or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.
Although we report our results of operations in U.S. dollars, a majority of our net revenues is denominated in currencies other than the U.S. dollar. Unfavorable fluctuations in foreign currency exchange rates have had an adverse effect, and could in the future have a material adverse effect, on our results of operations.

Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, originally denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. Our currency hedging programs, which are designed to partially offset the impact on consolidated earnings related to the changes in value of certain balance sheet items, might not be successful.
As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies , such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described below could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability through improvements to cost-management to the degree we have done in the past.
Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, re-alignment of portions of our workforce to lower-cost locations and the use of involuntary terminations as a means to keep our supply of skills and resources in balance. These actions and our other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Over time, we have been successful in managing our general and administrative costs. Because of the significant steps taken in the past to manage costs, it may become increasingly difficult to continue to manage our cost structure to the same degree as in the past. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to absorb or pass on increases in the compensation of our employees by continuing to move more work to lower-cost locations or otherwise, we may not be able to invest in our business in an amount necessary to achieve our planned rates of growth, we may not be able to reward our people in the manner we believe is necessary to attract or retain personnel at desired levels, and our results of operations could be materially adversely affected.
Our business could be materially adversely affected if we incur legal liability.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees, clients, alliance partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
For example, we could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control deficiencies of a client or otherwise breach obligations to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. In addition, as we expand our services and solutions into new areas, such as taking over the operation of certain portions of our clients’ businesses, which increasingly include the operation of functions and systems that are critical to the core businesses of our clients, we may be exposed to additional operational, regulatory or other risks specific to these new areas. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations.
While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.
Our work with government clients exposes us to additional risks inherent in the government contracting environment.
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•
Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.

•
If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

•
U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

•
Government contracts are subject to heightened reputational and contractual risks compared to contracts with commercial clients. For example, government contracts and the proceedings surrounding them are often subject to more extensive scrutiny and publicity. Negative publicity, including an allegation of improper or illegal activity, regardless of its accuracy, may adversely affect our reputation.

•
Terms and conditions of government contracts also tend to be more onerous and are often more difficult to negotiate. For example, these contracts often contain high or unlimited liability for breaches and feature less favorable payment terms and sometimes require us to take on liability for the performance of third parties.

•
Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., Congressional sequestration of funds under the Budget Control Act of 2011) or other debt constraints, such as those recently experienced in the United States and Europe, could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

•
Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues can affect the number and terms of new government contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed.

•
Legislative and executive proposals remain under consideration or could be proposed in the future, which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future or could include requirements that would otherwise affect our results of operations. Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, it is possible that these contract bans and other legislative proposals could be applied in a way to negatively affect the Company.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients, and could have a material adverse effect on our business or our results of operations.
We might not be successful at identifying, acquiring or integrating businesses, entering into joint ventures or divesting businesses.
We expect to continue pursuing strategic and targeted acquisitions and joint ventures intended to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions or joint ventures. We may not successfully identify suitable acquisition candidates or joint venture opportunities. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. Acquisitions or joint ventures may result in significant costs and expenses, including those related to severance pay, early retirement costs, retention payments, employee benefit costs, goodwill and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. By their nature, joint ventures involve a lesser degree of control over the business operations of the joint venture itself, particularly when we have a minority position. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of acquisitions and joint ventures for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
We periodically evaluate the potential disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued

financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.
Our business model is dependent on our Global Delivery Network, which includes Company personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery network in India, where we have the largest number of people in our delivery network located, and the Philippines, where we have the second largest number of people located. Concentrating our Global Delivery Network in these locations presents a number of operational risks, many of which are beyond our control. For example, natural disasters of the type described below, some of which India and the Philippines have experienced and other countries may experience, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through our delivery centers. Additionally, both India and the Philippines have experienced, and other countries may experience, political instability and worker strikes. India in particular has experienced civil unrest and hostilities with neighboring countries, including Pakistan. Military activity or civil hostilities in the future, as well as terrorist activities and other conditions, which are described more fully below, could significantly disrupt our ability to perform work through our delivery centers. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that the interruptions in communications with our clients and other Company locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
Changes in our level of taxes, as well as audits, investigations and tax proceedings, or changes in our treatment as an Irish company, could have a material adverse effect on our results of operations and financial condition.
We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make, including with respect to our intercompany transactions. We regularly assess the likely outcomes of our audits to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by the expiration of current tax benefits, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable, particularly in less developed markets, and could become more stringent, which could materially adversely affect our tax position. For example, a number of countries where we do business, including the United States and many countries in the European Union, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Any of these occurrences could have a material adverse effect on our effective tax rate, results of operations and financial condition.
Although we expect to be able to rely on the tax treaty between the United States and Ireland, legislative or diplomatic action could be taken that would prevent us from being able to rely on such treaty. Our inability to rely on such treaty would subject us to increased taxation or significant additional expense. Congressional proposals could change the definition of a U.S. person for U.S. federal income tax purposes, which could subject us to increased taxation. In addition, we could be materially adversely affected by future changes in tax law or policy in Ireland or other jurisdictions where we operate, including their treaties with Ireland or the United States. These changes could be exacerbated by economic, budget or other challenges facing Ireland or these other jurisdictions.
As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 55 countries around the world. One aspect of our growth strategy is to continue to expand in key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including international hostilities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies. In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in key markets around the world, which include emerging markets that are more likely to impose these restrictions than more established markets.
International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations. Acts of terrorist violence; political unrest; armed regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, floods and other severe weather conditions; global health emergencies or pandemics or the threat of or perceived potential for these events; and other acts of god could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, wage-and-hour standards and employment and labor relations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. Our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.
Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred on-shore, resulting in greater costs to us. In addition, these changes could have a negative impact on our ability to obtain future work from government clients.
Adverse changes to our relationships with key alliance partners or in the business of our key alliance partners could adversely affect our results of operations.
We have alliances with companies whose capabilities complement our own. A very significant portion of our services and solutions are based on technology or software provided by a few major providers that are our alliance partners. See “Business—Alliances.” The priorities and objectives of our alliance partners may differ from ours. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of our key alliance partners may be acquired by a competitor, or key alliance partners might merge with each other, either of which could reduce our access over time to the technology or software provided by those partners. In addition, our alliance partners could experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions. If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.
Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.
We cannot be sure that our services and solutions, including, for example, our software solutions or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Additionally, in recent years, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.
In addition, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using such software for any reason, including because it is found to infringe the rights of others, we will need to obtain substitute software or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations.
If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.
Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to protect our intellectual property. There is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Our intellectual property rights may not prevent competitors from reverse engineering our proprietary information or independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, cybersecurity breaches or service outages, internal control deficiencies, delivery failures or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, our joint ventures or joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media. There is a risk that negative information about the Company, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.

If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2015, we had more than 358,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure with respect to, among other things, revenue recognition and income taxes. We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.
Many of our contracts include payments that link some of our fees to the attainment of performance or business targets and/or require us to meet specific service levels. This could increase the variability of our revenues and impact our margins.
Many of our contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could significantly reduce or eliminate our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. Clients also often have the right to terminate a contract and pursue damage claims under the contract for serious or repeated failure to meet these service commitments. We also have a number of contracts, in both outsourcing and consulting, in which a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate. These provisions could increase the variability in revenues and margins earned on those contracts.
If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. In addition, in certain geographies and industries, some clients have requested longer payment terms, which has adversely affected, and may continue to adversely affect, our cash flows. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Our results of operations and the share price of Accenture plc Class A ordinary shares could be adversely affected if we are unable to maintain effective internal controls.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our share price and our ability to obtain new business could be materially adversely affected.
We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States. We may also be subject to criticism and negative publicity related to our incorporation in Ireland.
We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize the U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where we have assets.
Some companies that conduct substantial business in the United States but which have a parent domiciled in certain other jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over other U.S. companies. We never conducted business under a U.S. parent company and Accenture pays U.S. taxes on all of its U.S. operations. Nonetheless, we could be subject to criticism in connection with our incorporation in Ireland.
Irish law differs from the laws in effect in the United States and might afford less protection to shareholders.
Our shareholders could have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As an Irish company, we are governed by the Companies Act. The Companies Act differs in some significant, and possibly material, respects from laws applicable to U.S. corporations and shareholders under various state corporation laws, including the provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
Under Irish law, the duties of directors and officers of a company are generally owed to the company only. Shareholders of Irish companies do not generally have rights to take action against directors or officers of the company under Irish law, and may only do so in limited circumstances. Directors of an Irish company must, in exercising their powers and performing their duties, act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors have a duty not to put themselves in a position in which their duties to the company and their personal interests might conflict and also are under a duty to disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. If a director or officer of an Irish company is found to have breached his duties to that company, he could be held personally liable to the company in respect of that breach of duty.
Under Irish law, we must have authority from our shareholders to issue any shares, including shares that are part of the company’s authorized but unissued share capital. In addition, unless otherwise authorized by its shareholders, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to obtain these authorizations from our shareholders, or are otherwise limited by the terms of our authorizations, our ability to issue shares under our equity compensation plans and, if applicable, to facilitate funding acquisitions or otherwise raise capital could be adversely affected.

We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
We might choose to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire other businesses or assets;

•	repurchase shares from our shareholders;

•	develop new services and solutions; or

•	respond to competitive pressures.
Any additional capital raised through the sale of equity could dilute shareholders’ ownership percentage in us. Furthermore, any additional financing we need might not be available on terms favorable to us, or at all.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Sao Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 55 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 14 (Commitments and Contingencies) to our Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for Accenture Holdings plc ordinary shares. Accenture Holdings plc ordinary shares are not listed on any exchange, and we expect that the restrictions on transferability will preclude the Accenture Holdings plc ordinary shares from being quoted by any securities dealer or traded in any market inclusive of the over-the-counter market.
We are obligated, at the option of the holder, to redeem any outstanding Accenture Holdings plc ordinary share. We may redeem an Accenture Holdings plc ordinary share for cash generally in an amount equal to the current market value of an Accenture plc Class A ordinary share or, at our option, for an equivalent number of Accenture plc Class A ordinary shares issued by Accenture, as determined in accordance with Accenture Holdings plc’s Articles of Association. See “Business—Organizational Structure.”
Price Range of Accenture plc Class A Ordinary Shares
Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares.
The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for Accenture plc Class A ordinary shares as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal 2014
First Quarter	$79.45	$69.78
Second Quarter	$85.88	$73.79
Third Quarter	$84.69	$76.25
Fourth Quarter	$84.56	$76.87
Fiscal 2015
First Quarter	$86.49	$73.98
Second Quarter	$91.94	$81.66
Third Quarter	$97.95	$86.40
Fourth Quarter	$105.37	$88.43
Fiscal 2016
First Quarter (through October 16, 2015)	$106.48	$91.68

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 16, 2015 was $103.01. As of October 16, 2015, there were 259 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 16, 2015, there were 624 holders of record of Accenture plc Class X ordinary shares.
To ensure that members of Accenture Leadership continue to maintain equity ownership levels that we consider meaningful, we require current members of Accenture Leadership to comply with the Accenture Equity Ownership Requirement Policy. This policy requires members of Accenture Leadership to own equity in Accenture or us valued at a multiple (ranging from 1/2 to 6) of their base compensation determined by their position level.
Dividend Policy
On November 15, 2013, May 15, 2014, November 17, 2014 and May 15, 2015, Accenture paid a semi-annual cash dividend of $0.93, $0.93, $1.02 and $1.02 per share, respectively, on its Class A ordinary shares, and Accenture Holdings plc paid a semi-annual cash dividend of $0.93, $0.93, $1.02 and $1.02 per share, respectively, on its ordinary shares.
Future dividends on Accenture Holdings plc ordinary shares, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board of Directors of Accenture plc and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors of Accenture plc may deem relevant, as well as our ability to pay dividends in compliance with the Companies Act.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (“DWT”) (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders resident in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish dividend withholding tax provided that, in each case, they file a valid Irish Revenue Commissioners DWT form. However, shareholders residing in other countries will generally be subject to Irish dividend withholding tax.
Recent Sales of Unregistered Securities
None.
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture Holdings plc ordinary shares (or, prior to August 26, 2015, Accenture SCA Class I common shares) and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
June 1, 2015 — June 30, 2015	94,336	$97.68	—	—
July 1, 2015 — July 31, 2015	238,680	$100.11	—	—
August 1, 2015 — August 31, 2015	68,842	$103.87	—	—
Total	401,858	$100.18	—	—
Accenture Canada Holdings Inc.
June 1, 2015 — June 30, 2015	—	$—	—	—
July 1, 2015 — July 31, 2015	17,821	$103.13	—	—
August 1, 2015 — August 31, 2015	1,050	$104.21	—	—
Total	18,871	$103.19	—	—
 _______________

(1)
During the fourth quarter of fiscal 2015, we acquired a total of 401,858 Accenture Holdings plc ordinary shares and 18,871 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2015, Accenture issued 5,128,873 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
For a discussion of Accenture’s and our aggregate available authorization for share purchases and redemptions through either Accenture’s publicly announced open-market share purchase program or the other share purchase programs, see the “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs” column of the “Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares” table below and the applicable footnote.

Other Transactions Related to Accenture Holdings plc ordinary shares
On June 30, 2015, July 31, 2015 and August 20, 2015, we transferred an aggregate of 2,529,048 Accenture Holdings plc ordinary shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture Holdings plc ordinary shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the fourth quarter of fiscal 2015. We believe the following table and footnotes provide useful information because the market value of Accenture Holdings plc ordinary shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2015 — June 30, 2015
Class A ordinary shares	1,691,533	$96.88	1,673,485	$2,982
Class X ordinary shares	53,677	$0.0000225	—	—
July 1, 2015 — July 31, 2015
Class A ordinary shares	3,402,600	$100.35	2,524,393	$2,703
Class X ordinary shares	176,595	$0.0000225	—	—
August 1, 2015 — August 31, 2015
Class A ordinary shares	1,123,241	$103.69	1,108,896	$2,581
Class X ordinary shares	2,687,432	$0.0000225	—	—
Total
Class A ordinary shares (4)	6,217,374	$100.01	5,306,774
Class X ordinary shares (5)	2,917,704	$0.0000225	—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2015, Accenture purchased 5,306,774 Accenture plc Class A ordinary shares under this program for an aggregate price of $530 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2015, Accenture’s and our aggregate available authorization for share purchases and redemptions was $2,581 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2015, the Board of Directors of Accenture plc has authorized an aggregate of $25,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the fourth quarter of fiscal 2015, Accenture purchased 910,600 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2015, 2014 and 2013 and as of August 31, 2015 and 2014 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2012 and 2011 and as of August 31, 2013, 2012 and 2011 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2015 (1)	2014	2013 (2)	2012	2011
	(in millions of U.S. dollars)
Income Statement Data
Revenues before reimbursements (“Net revenues”)	$31,048	$30,002	$28,563	$27,862	$25,507
Revenues	32,914	31,875	30,394	29,778	27,353
Operating income	4,436	4,301	4,339	3,872	3,470
Net income	3,274	3,176	3,555	2,825	2,553
Net income attributable to Accenture Holdings plc	3,226	3,122	3,508	2,785	2,515
Dividends per common share	2.04	1.86	1.62	1.35	.90
 _______________

(1)
Includes the impact of a $64 million, pre-tax, pension settlement charge recorded during fiscal 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2015 Compared to Fiscal 2014—Pension Settlement Charge.”

(2)
Includes the impact of $274 million in reorganization benefits and $243 million in U.S. federal tax benefits recorded during fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2014 Compared to Fiscal 2013—Reorganization (Benefits) Costs, net” and “—Provision for Income Taxes,” respectively.

	As of August 31,
	2015	2014	2013	2012	2011
	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$4,361	$4,921	$5,632	$6,641	$5,701
Total assets	18,266	17,930	16,867	16,665	15,732
Long-term debt, net of current portion	26	26	26	—	—
Accenture Holdings plc shareholders’ equity	6,419	6,071	5,274	4,501	4,248

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture Holdings plc and its subsidiaries or, prior to August 26, 2015, to Accenture SCA, which, on that date, merged with and into Accenture Holdings plc, and its subsidiaries. Accenture plc (“Accenture”) is the controlling shareholder of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2015” means the 12-month period that ended on August 31, 2015. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
We use the term “in local currency” so that certain financial results may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of business performance. Financial results “in local currency” are calculated by restating current period activity into U.S. dollars using the comparable prior year period’s foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.
Overview
Revenues are driven by the ability of our executives to secure new contracts and to deliver services and solutions that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in certain markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There continues to be significant volatility in foreign currency exchange rates. The majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and the U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and we expect will continue to have a material effect on our financial results.
Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2015 increased 1% in U.S. dollars and 12% in local currency compared to the fourth quarter of fiscal 2014. Net revenues for fiscal 2015 increased 3% in U.S. dollars and 11% in local currency compared to fiscal 2014. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. All of our operating groups experienced quarterly year-over-year revenue growth in local currency. Revenue growth in local currency was very strong in consulting and strong in outsourcing during the fourth quarter of fiscal 2015. While the business environment remained competitive, pricing was relatively stable and we saw improvement in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the fourth quarter of fiscal 2015 increased 4% in U.S. dollars and 14% in local currency compared to the fourth quarter of fiscal 2014. Net consulting revenues for fiscal 2015 increased 3% in U.S. dollars and 11% in local currency compared to fiscal 2014. We continue to experience growing demand for digital-related services and assisting clients with the adoption of new technologies. In addition, clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2014, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the fourth quarter of fiscal 2015 decreased 1% in U.S. dollars and increased 9% in local currency compared to the fourth quarter of fiscal 2014. Net outsourcing revenues for fiscal 2015 increased 4% in U.S. dollars and 11% in local currency compared to fiscal 2014. We are experiencing growing demand to assist clients with cloud enablement and operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2014, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2014, the U.S. dollar strengthened significantly against many currencies during the fourth quarter and fiscal year ended August 31, 2015, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 10% and 7.5% lower, respectively, than our revenue growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll costs on outsourcing contracts. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by: compensation costs for business development activities; marketing- and advertising related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space.
Effective September 1, 2014, we updated the methodology we use to calculate utilization to include all billable employees’ time spent on chargeable work. Utilization for the fourth quarter of fiscal 2015 was 90%, flat with the third quarter of fiscal 2015. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 358,000 as of August 31, 2015, compared to more than 336,000 as of May 31, 2015 and more than 305,000 as of August 31, 2014. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, primarily those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2015 was 14%, down from 15% in both the third quarter of fiscal 2015 and fourth quarter of fiscal 2014. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2015 was 31.7%, flat with the fourth quarter of fiscal 2014. Gross margin for fiscal 2015 was 31.6%, compared with 32.3% for fiscal 2014. The reduction in gross margin for fiscal 2015 was principally due to higher labor costs, increased usage of subcontractors and higher non-payroll costs including recruiting and training costs from the addition of a larger number of employees compared to fiscal 2014.
Sales and marketing and general and administrative costs as a percentage of net revenues were 17.9% for the fourth quarter of fiscal 2015, flat with the fourth quarter of fiscal 2014. Sales and marketing and general and administrative costs as a percentage of net revenues were 17.1% for fiscal 2015, compared with 18.0% for fiscal 2014. We continuously monitor these costs and implement cost-management actions, as appropriate. For fiscal 2015 compared to fiscal 2014, sales and marketing costs as a percentage of net revenues decreased 60 basis points principally due to improved operational efficiency in our business development activities. General and administrative costs as a percentage of net revenues decreased 30 basis points.
Operating expenses in fiscal 2015 included a non-cash pension settlement charge of $64 million related to lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, see Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating margin (Operating income as a percentage of Net revenues) for the fourth quarter of fiscal 2015 was 13.9%, flat with the fourth quarter of fiscal 2014. Operating margin for fiscal 2015 was 14.3%, flat with fiscal 2014. The pension settlement charge of $64 million recorded in the third quarter of fiscal 2015 decreased operating margin by 20 basis points for fiscal 2015. Excluding the effect of the pension settlement charge, operating margin would have been 14.5% for fiscal 2015, an increase of 20 basis points compared with fiscal 2014.

The effective tax rate for fiscal 2015 was 25.8%, compared with 26.1% for fiscal 2014. Absent the tax impact of the $64 million pension settlement charge recorded during the third quarter of fiscal 2015, our effective tax rate would have been 26.0% for fiscal 2015.
We have also presented Operating income, operating margin, effective tax rate and net income excluding the non-cash pension settlement charge, as we believe doing so facilitates understanding as to both the impact of this charge and our operating performance in comparison to the prior period.
Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs. For more information on our hedging programs, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings and Backlog
New bookings for the fourth quarter of fiscal 2015 were $8.81 billion, with consulting bookings of $4.08 billion and outsourcing bookings of $4.73 billion. New bookings for fiscal 2015 were $34.36 billion, with consulting bookings of $16.70 billion and outsourcing bookings of $17.66 billion.
We provide information regarding our new bookings, which include new contracts, including those acquired through acquisitions, as well as renewals, extensions and changes to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. The types of services and solutions clients are demanding and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, outsourcing bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to consulting bookings. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New bookings involve estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
The majority of our contracts are terminable by the client on short notice, and some without notice. Accordingly, we do not believe it is appropriate to characterize bookings attributable to these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition and income taxes.

Revenue Recognition
Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, some contracts include incentives related to costs incurred, benefits produced or adherence to schedules that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.
We recognize revenues from technology integration consulting contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Our contracts for technology integration consulting services generally span six months to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.
Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.
Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, we hire client employees and become responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services, in which case revenues are recognized when the services are performed and amounts are earned. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, our effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude the amounts are earned. We continuously review and reassess our estimates of contract profitability. Circumstances that potentially affect profitability over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which we are paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver our services and other factors affecting revenues and costs.
Costs related to delivering outsourcing services are expensed as incurred, with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Contract acquisition and origination costs are expensed as incurred.
We enter into contracts that may consist of multiple deliverables. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple deliverables are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another deliverable. The selling price of each deliverable is determined by obtaining third party evidence of the selling price for the deliverable and is based on the price charged when largely similar services are sold on a standalone basis by the Company to similarly situated customers. If the amount of non-contingent revenues allocated to a deliverable accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with our accounting policies for the separate deliverables when the services have value on a stand-alone basis, selling price of the separate deliverables exists and, in arrangements that include a general right of refund relative to the completed deliverable, performance of the in-process deliverable is considered probable and substantially in our control. While determining fair value and identifying separate deliverables require judgment, generally fair value and the separate deliverables are readily identifiable as we also sell those deliverables unaccompanied by other deliverables.
Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are deferred and recognized over future periods as services are delivered or performed.
Our consulting revenues are affected by the number of work days in a fiscal quarter, which in turn is affected by the level of vacation days and holidays. Consequently, since our first and third quarters typically have approximately 5-10% more work days than our second and fourth quarters, our consulting revenues are typically higher in our first and third quarters than in our second and fourth quarters.
Net revenues include the margin earned on computer hardware, software and related services resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resales. In addition, Reimbursements may include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. We report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Income Taxes
Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.
We apply an estimated annual effective tax rate to our quarterly operating results to determine the interim provision for income tax expense. In accordance with Financial Accounting Standards Board (FASB) guidance on uncertainty in income taxes, a change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate. During fiscal 2015, the Company distributed substantially all of the earnings of its U.S. subsidiaries that were previously considered permanently reinvested and recorded a tax liability of $247 million for withholding taxes payable on this distribution. We currently do not foresee any event that would require us to distribute any remaining undistributed earnings. For additional information, see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish tax liabilities or reduce tax assets for uncertain tax positions when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe we may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Our estimate of the ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. We evaluate these uncertain tax positions each quarter and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately accounted for uncertain tax positions.
Revenues by Segment/Operating Group
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. The mix between consulting and outsourcing is not uniform among our operating groups. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.
While we provide discussion about our results of operations below, we cannot measure how much of our revenue growth in a particular period is attributable to changes in price or volume. Management does not track standard measures of unit or rate volume. Instead, our measures of volume and price are extremely complex, as each of our services contracts is unique, reflecting a customized mix of specific services that does not fit into standard comparability measurements. Revenue for our services is a function of the nature of each service to be provided, the skills required and the outcome sought, as well as estimated cost, risk, contract terms and other factors.

Results of Operations for Fiscal 2015 Compared to Fiscal 2014
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2015	2014			2015	2014
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$6,349	$5,924	7%	16%	20%	20%
Financial Services	6,635	6,511	2	11	21	22
Health & Public Service	5,463	5,022	9	12	18	17
Products	7,596	7,395	3	10	25	24
Resources	4,989	5,135	(3)	5	16	17
Other	17	15	n/m	n/m	—	—
TOTAL NET REVENUES	31,048	30,002	3%	11%	100%	100%
Reimbursements	1,866	1,872	—
TOTAL REVENUES	$32,914	$31,875	3%
GEOGRAPHIC REGIONS (1)
North America	$14,209	$12,797	11%	12%	46%	43%
Europe	10,930	11,255	(3)	10	35	37
Growth Markets	5,909	5,951	(1)	11	19	20
TOTAL NET REVENUES	$31,048	$30,002	3%	11%	100%	100%
TYPE OF WORK
Consulting	$16,204	$15,738	3%	11%	52%	52%
Outsourcing	14,844	14,265	4	11	48	48
TOTAL NET REVENUES	$31,048	$30,002	3%	11%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2014, we revised the reporting of our geographic regions as follows: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Prior period amounts have been reclassified to conform to the current period presentation.

Our business in the United States represented 43%, 40% and 39% of our consolidated net revenues during fiscal 2015, 2014 and 2013, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for fiscal 2015 compared to fiscal 2014:
Operating Groups

•
Communications, Media & Technology net revenues increased 16% in local currency. Outsourcing revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications in all geographic regions as well as Media & Entertainment in North America. Consulting revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications in North America and Growth Markets.

•
Financial Services net revenues increased 11% in local currency. Consulting revenues reflected significant growth, driven by growth across both industry groups and all geographic regions, led by Banking & Capital Markets in Europe. Outsourcing revenue growth was driven by Banking & Capital Markets and Insurance in Europe and Banking & Capital Markets in Growth Markets. These outsourcing increases were partially offset by a decline in Banking & Capital Markets in North America.

•
Health & Public Service net revenues increased 12% in local currency. Outsourcing revenues reflected very significant growth, led by Health and Public Service in North America. Consulting revenue growth was driven by Health and Public Service in North America.

•
Products net revenues increased 10% in local currency. Consulting revenues reflected very strong growth, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services and Industrial in Europe. Outsourcing revenues reflected strong growth, driven by all geographic regions and in most industry groups, led by Consumer Goods, Retail & Travel Services. These outsourcing increases were partially offset by a decline in Industrial in Europe.

•
Resources net revenues increased 5% in local currency. Outsourcing revenues reflected strong growth, driven by Utilities across all geographic regions, Chemicals & Natural Resources in Growth Markets and Energy in Europe. Consulting revenues reflected slight growth, driven by Utilities across all geographic regions and Chemicals & Natural Resources in Europe. These consulting increases were largely offset by declines in Energy in Europe and North America and Chemicals & Natural Resources in Growth Markets.

Geographic Regions

•	North America net revenues increased 12% in local currency, driven by the United States.

•	Europe net revenues increased 10% in local currency, driven by Germany, the United Kingdom, Spain, the Netherlands, Italy and France.

•	Growth Markets net revenues increased 11% in local currency, driven by Japan, Brazil and Australia, partially offset by declines in South Korea and Singapore.
Operating Expenses
Operating expenses for fiscal 2015 increased $904 million, or 3%, over fiscal 2014, and remained flat as a percentage of revenues at 86.5%, compared with fiscal 2014. Operating expenses before reimbursable expenses for fiscal 2015 increased $910 million, or 4%, over fiscal 2014, and remained flat as a percentage of net revenues at 85.7%, compared with fiscal 2014.
Cost of Services
Cost of services for fiscal 2015 increased $915 million, or 4%, over fiscal 2014, and increased as a percentage of revenues to 70.2% from 69.6% during this period. Cost of services before reimbursable expenses for fiscal 2015 increased $921 million, or 5%, over fiscal 2014, and increased as a percentage of net revenues to 68.4% from 67.7% during this period. Gross margin for fiscal 2015 decreased to 31.6% from 32.3% during this period, principally due to higher labor costs, increased usage of subcontractors and higher non-payroll costs including recruiting and training costs from the addition of a larger number of employees compared to fiscal 2014.
Sales and Marketing
Sales and marketing expense for fiscal 2015 decreased $78 million, or 2%, from fiscal 2014, and decreased as a percentage of net revenues to 11.3% from 11.9% during this period. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for fiscal 2015 decreased $15 million, or 1%, from fiscal 2014, and decreased as a percentage of net revenues to 5.8% from 6.1% during this period.
Pension Settlement Charge
We recorded a non-cash pension settlement charge of $64 million, pre-tax, during fiscal 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, refer to Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8,“Financial Statements and Supplementary Data.”

Operating Income and Operating Margin
Operating income for fiscal 2015 increased $135 million, or 3%, from fiscal 2014. The pension settlement charge of $64 million recorded in fiscal 2015 decreased operating margin by 20 basis points. Excluding the effects of the pension settlement charge, operating margin for fiscal 2015 increased 20 basis points compared with fiscal 2014.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2015		2014
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$871	14%	$770	13%
Financial Services	1,079	16	957	15
Health & Public Service	701	13	679	14
Products	1,082	14	992	13
Resources	702	14	902	18
Total	$4,436	14.3%	$4,301	14.3%
 _______________
Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Fiscal 2015 Pension Settlement Charge (Non-GAAP)

	Fiscal
	2015				2014
		Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$871	$13	$884	14%	$770	13%	$114
Financial Services	1,079	13	1,093	16	957	15	136
Health & Public Service	701	12	713	13	679	14	34
Products	1,082	16	1,098	14	992	13	106
Resources	702	11	713	14	902	18	(190)
Total	$4,436	$64	$4,500	14.5%	$4,301	14.3%	$200
_______________
Amounts in table may not total due to rounding.

(1)	Represents non-cash pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during fiscal 2015 was similar to that disclosed for Net revenue. In addition, during fiscal 2015, each operating group recorded a portion of the $64 million pension settlement charge. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2015, exclusive of the pension settlement charge, compared with fiscal 2014:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased primarily due to consulting revenue growth, lower sales and marketing costs as a percentage of net revenues and higher contract profitability.

•	Health & Public Service operating income increased due to outsourcing revenue growth.

•	Products operating income increased due to higher contract profitability and consulting revenue growth.

•	Resources operating income decreased due to lower contract profitability.
Other Expense, net
Other expense, net for fiscal 2015 increased $29 million over fiscal 2014, primarily due to higher net foreign exchange losses, including losses incurred on the devaluation of the Venezuelan Bolivar Fuerte.
Provision for Income Taxes
The effective tax rate for fiscal 2015 was 25.8%, compared with 26.1% for fiscal 2014. Absent the tax impact of the $64 million pension settlement charge recorded during the third quarter of fiscal 2015, the effective tax rate for fiscal 2015 would have been 26.0%. The fiscal 2015 tax rate includes higher benefits related to final determinations of tax liabilities for prior years, including a $170 million benefit related to final settlement of U.S. tax audits for fiscal years 2010 and 2011, and benefits related to changes in the geographic distribution of earnings, offset by an increase in withholding taxes payable on the distribution of U.S. earnings. For additional information, see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Net Income
Net income for fiscal 2015 increased $98 million, or 3%, over fiscal 2014. Excluding the impact of the $64 million pension settlement charge recorded during the third quarter of fiscal 2015, net income increased $137 million compared with fiscal 2014, primarily due to higher revenues and operating results and a lower effective tax rate, partially offset by lower non-operating income.

Results of Operations for Fiscal 2014 Compared to Fiscal 2013
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for Fiscal
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$5,924	$5,686	4%	5%	20%	20%
Financial Services	6,511	6,166	6	5	22	21
Health & Public Service	5,022	4,739	6	7	17	17
Products	7,395	6,807	9	8	24	24
Resources	5,135	5,143	—	1	17	18
Other	15	22	n/m	n/m	—	—
TOTAL NET REVENUES	30,002	28,563	5%	5%	100%	100%
Reimbursements	1,872	1,831	2
TOTAL REVENUES	$31,875	$30,394	5%
GEOGRAPHIC REGIONS
Americas	$14,201	$13,519	5%	6%	47%	47%
EMEA (1)	11,915	11,047	8	4	40	39
Asia Pacific	3,886	3,997	(3)	4	13	14
TOTAL NET REVENUES	$30,002	$28,563	5%	5%	100%	100%
TYPE OF WORK
Consulting	$15,738	$15,383	2%	3%	52%	54%
Outsourcing	14,265	13,179	8	8	48	46
TOTAL NET REVENUES	$30,002	$28,563	5%	5%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)	EMEA includes Europe, the Middle East and Africa.
Our business in the United States represented 40%, 39% and 36% of our consolidated net revenues during fiscal 2014, 2013 and 2012, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for fiscal 2014 compared to fiscal 2013, based on the organization of our geographic regions and industry groups in place during these fiscal years:
Operating Groups

•
Communications, Media & Technology net revenues increased 5% in local currency. Outsourcing revenue growth was driven by all industry groups in Americas and Electronics & High Tech in Asia Pacific. This growth was partially offset by a decline in Electronics & High Tech in EMEA. Consulting revenues reflected modest growth, led by Electronics & High Tech in Americas and EMEA, partially offset by declines in Communications across all geographic regions.

•
Financial Services net revenues increased 5% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets in Americas. These increases were partially offset by a decline in Insurance in Americas. Consulting revenues reflected a slight decline, due to declines in Insurance in EMEA and Americas, partially offset by growth in Banking in EMEA and Asia Pacific. While fiscal 2014 consulting net revenues reflected a slight decline, year-over-year growth in the second half of fiscal 2014 partially offset revenue declines in the first half of fiscal 2014.

•
Health & Public Service net revenues increased 7% in local currency. Outsourcing revenues reflected very strong growth, led by Health and Public Service in Americas, partially offset by a decline in Health in EMEA. Consulting revenues reflected modest growth, driven by Public Service and Health in Americas and Public Service in Asia Pacific, partially offset by a decline in Public Service in EMEA.

•
Products net revenues increased 8% in local currency. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions in most industry groups, led by Air, Freight & Travel Services and Life Sciences in Americas and Retail in EMEA. These increases were partially offset by declines in Retail in Americas, and Consumer Goods & Services and Air, Freight & Travel Services in EMEA. Consulting revenues reflected strong growth, driven by most industry groups in EMEA, led by Retail, Consumer Goods & Services and Auto, and in Americas, led by Consumer Goods & Services and Air, Freight & Travel Services. This growth was partially offset by declines in Retail in Asia Pacific and Americas.

•
Resources net revenues increased 1% in local currency. Outsourcing revenues reflected modest growth, driven by Energy in Americas and Utilities in EMEA, partially offset by a decline in Utilities in Americas. Consulting revenues reflected a slight decline, due to declines in Natural Resources across all geographic regions and Energy in Americas, partially offset by growth in Energy in Asia Pacific and EMEA, Utilities in EMEA and Chemicals in Americas. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our services has moderated.

Geographic Regions

•	Americas net revenues increased 6% in local currency, driven by the United States, partially offset by a decline in Canada.

•
EMEA net revenues increased 4% in local currency, driven by France, Italy, the United Kingdom, Switzerland, Germany and Norway. These increases were partially offset by declines in Spain, South Africa and Finland.

•	Asia Pacific net revenues increased 4% in local currency, driven by Japan and to a lesser extent India, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for fiscal 2014 increased $1,519 million, or 6%, over fiscal 2013, and increased as a percentage of revenues to 86.5% from 85.7% during this period. Operating expenses before reimbursable expenses for fiscal 2014 increased $1,478 million, or 6%, over fiscal 2013, and increased as a percentage of net revenues to 85.7% from 84.8% during this period. Operating expenses for fiscal 2013 included reorganization benefits of $274 million as a result of final determinations of certain reorganization liabilities established in connection with Accenture’s transition to a corporate structure in 2001.
Cost of Services
Cost of services for fiscal 2014 increased $1,180 million, or 6%, over fiscal 2013, and increased as a percentage of revenues to 69.6% from 69.1% during this period. Cost of services before reimbursable expenses for fiscal 2014 increased $1,139 million, or 6%, over fiscal 2013, and increased as a percentage of net revenues to 67.7% from 67.1% during this period. Gross margin for fiscal 2014 decreased to 32.3% from 32.9% during this period. There were several factors affecting cost of services and gross margin during fiscal 2014. We experienced lower consulting and outsourcing contract profitability compared to fiscal 2013, primarily due to pricing pressures in the first half of fiscal 2014 and higher payroll costs as we did not fully absorb the impact of compensation increases and/or rebalance the mix of resources. In addition, we experienced lower margins in the early stages of a few large contracts. While we accrued significant variable compensation during fiscal 2014, the amounts accrued were lower than fiscal 2013 and partially offset the impacts noted above.
Sales and Marketing
Sales and marketing expense for fiscal 2014 increased $101 million, or 3%, over fiscal 2013, and decreased as a percentage of net revenues to 11.9% from 12.2% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2014 decreased $17 million, or 1%, from fiscal 2013, and decreased as a percentage of net revenues to 6.1% from 6.4% during this period.
Reorganization (Benefits) Costs, net
We recorded net reorganization benefits of $272 million ($274 million in reorganization benefits less $1.9 million in interest expense accrued) during fiscal 2013 as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Operating Income and Operating Margin
Operating income for fiscal 2014 decreased $38 million, or 1%, from fiscal 2013, and decreased as a percentage of net revenues to 14.3% from 15.2% during this period. During fiscal 2013, we recorded reorganization benefits of $274 million, which increased operating margin by 100 basis points. Excluding the effects of the fiscal 2013 reorganization benefits, operating margin for fiscal 2014 increased 10 basis points compared to fiscal 2013.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$770	13%	$786	14%
Financial Services	957	15	1,003	16
Health & Public Service	679	14	594	13
Products	992	13	985	14
Resources	902	18	971	19
Total	$4,301	14.3%	$4,339	15.2%
 _______________
Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Fiscal 2013 Reorganization Benefits (Non-GAAP)

	Fiscal
	2014		2013
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$770	13%	$786	$53	$733	13%	$37
Financial Services	957	15	1,003	59	944	15	13
Health & Public Service	679	14	594	48	546	12	132
Products	992	13	985	65	921	14	71
Resources	902	18	971	49	921	18	(19)
Total	$4,301	14.3%	$4,339	$274	$4,065	14.2%	$236
_______________
Amounts in table may not total due to rounding.

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

During fiscal 2014, the financial results of each operating group benefited from a reduction in variable compensation compared to fiscal 2013. The commentary below provides additional insight into other factors affecting operating group performance and operating margin for fiscal 2014 compared to fiscal 2013, exclusive of the reorganization benefit recorded in fiscal 2013:

•
Communications, Media & Technology operating income was impacted by lower contract profitability, including early-stage work at lower margins on a few large contracts. Operating income was favorably impacted by revenue growth.

•
Financial Services operating income was impacted by lower contract profitability, including early-stage work at lower margins on a few large outsourcing contracts. Operating income was favorably impacted by outsourcing revenue growth.

•	Health & Public Service operating income increased due to revenue growth.

•	Products operating income was impacted by lower consulting contract profitability, including delivery inefficiencies on a few contracts. Operating income was favorably impacted by revenue growth.

•
Resources operating income was impacted by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues. Operating income was favorably impacted by higher outsourcing contract profitability.

Provision for Income Taxes
The effective tax rate for fiscal 2014 was 26.1%, compared with 18.1% for fiscal 2013. During fiscal 2013, we recorded reorganization benefits of $274 million, which increased income before income taxes without any increase in income tax expense. In addition, during fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rate for fiscal 2013 would have been 25.3%. The higher effective tax rate during fiscal 2014 is primarily due to lower benefits related to final determinations of prior year tax liabilities.
Net Income
Net income for fiscal 2014 was $3,176 million, a decrease of $379 million, or 11%, from fiscal 2013. We recorded reorganization benefits of $274 million during fiscal 2013 which increased income before taxes without any increase in income tax expense. In addition, during fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Excluding the impact of these benefits, net income increased $138 million compared with fiscal 2013, primarily due to higher revenues and operating results, partially offset by a higher effective tax rate.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under various credit facilities. In addition, we could raise additional funds through public or private debt or equity financings. We may use our available or additional funds to, among other things:

•	facilitate purchases, redemptions and exchanges of shares and pay dividends;

•	acquire complementary businesses or technologies;

•	take advantage of opportunities, including more rapid expansion; or

•	develop new services and solutions.
As of August 31, 2015, Cash and cash equivalents were $4.4 billion, compared with $4.9 billion as of August 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2015	2014	2013	2015 to 2014 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$4,092	$3,486	$3,303	$606
Investing activities	(1,170)	(1,056)	(1,156)	(114)
Financing activities	(3,202)	(3,165)	(3,066)	(37)
Effect of exchange rate changes on cash and cash equivalents	(280)	25	(90)	(305)
Net (decrease) increase in cash and cash equivalents	$(561)	$(711)	$(1,009)	$150
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was due to higher net income and changes in operating assets and liabilities, including lower spending on certain compensation payments and higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: The $114 million increase in cash used was primarily due to increased spending on property and equipment and business acquisitions.
Financing activities: The $37 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by decreased purchases of shares. For additional information, see Note 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
We believe that our available cash balances and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
Substantially all of our cash is held in jurisdictions where there are no regulatory restrictions or material tax effects on the free flow of funds. Domestic cash inflows for our Irish parent, principally dividend distributions from lower-tier subsidiaries, have been sufficient to meet our historic cash requirements, and we expect this to continue into the future.

Borrowing Facilities
As of August 31, 2015, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	516	—
Local guaranteed and non-guaranteed lines of credit (3)	145	—
Total	$1,661	$—
_______________

(1)
This facility, which matures on October 31, 2016, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2015 and 2014, we had no borrowings under the facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2015 and 2014, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2015 and 2014, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $167 million and $170 million of letters of credit outstanding as of August 31, 2015 and 2014, respectively. In addition, we had total outstanding debt of $27 million as of both August 31, 2015 and 2014.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares (or, prior to August 26, 2015, Accenture SCA Class I common shares) and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during fiscal 2015 was as follows:

	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture Holdings plc ordinary shares	1,764,896	$162
Accenture Canada Holdings Inc. exchangeable shares	187,180	17
Total	1,952,076	$179
_______________
Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2016. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions
During fiscal 2015, Accenture issued 6,240,119 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares (or, prior to August 26, 2015, Accenture SCA Class I common shares) pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
Subsequent Developments
On September 21, 2015, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.10 per share on its Class A ordinary shares for shareholders of record at the close of business on October 16, 2015. On September 23, 2015, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.10 per share on our ordinary shares for shareholders of record at the close of business on October 13, 2015. Both dividends are payable on November 13, 2015.
On September 21, 2015, the Board of Directors of Accenture plc approved $5,000 million in additional share repurchase authority, bringing Accenture’s total outstanding authority to approximately $7,581 million.
Obligations and Commitments
As of August 31, 2015, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$27	$2	$6	$7	$13
Operating leases	2,455	470	742	512	732
Retirement obligations (2)	107	11	22	22	52
Purchase obligations and other commitments (3)	168	106	62	1	—
Total	$2,758	$588	$831	$542	$796
_______________
Amounts in table may not total due to rounding.

(1)
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash outflows from future tax settlements cannot be determined. For additional information, refer to Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(2)
Amounts represent projected payments under certain unfunded retirement plans for former pre-incorporation partners. Given these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(3)
Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements
In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters. To date, we have not been required to make any significant payment under any of these arrangements. For further discussion of these transactions, see Note 14 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
New Accounting Pronouncement
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
All of our market risk sensitive instruments were entered into for purposes other than trading.
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash flow exposures when feasible using forward contracts. These instruments are subject to fluctuations in foreign currency exchange rates and credit risk. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Euro, U.S. dollar/Japanese yen, U.S. dollar/Australian dollar, U.S. dollar/Swiss franc, U.S. dollar/Norwegian krone, U.S. dollar/Brazilian real and U.S. dollar/U.K. pound—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee, Euro/Indian rupee and Japanese yen/Chinese yuan, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by our Global Delivery Network. For additional information, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2015, it was anticipated that approximately $20 million of net losses, net of tax currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $305 million and $259 million as of August 31, 2015 and 2014, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2015 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Equity Price Risk
The equity price risk associated with our marketable equity securities that are subject to market price volatility is not material in relation to our consolidated financial position, results of operations or cash flows.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1, which are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the principal executive officer and the principal financial officer of Accenture Holdings plc have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers of Accenture Holdings plc
Set forth below are the names, ages, positions and business backgrounds of our directors and executive officers as of the date hereof.

Name	Age	Position
Pierre Nanterme	56	Chief Executive Officer and Director
David P. Rowland	54	Chief Financial Officer and Director
Gianfranco Casati	56	Group Chief Executive—Growth Markets
Richard P. Clark	54	Chief Accounting Officer and Corporate Controller
Johan (Jo) G. Deblaere	53	Chief Operating Officer
Chad T. Jerdee	48	General Counsel and Chief Compliance Officer
Daniel T. London	51	Group Chief Executive—Health & Public Service
Richard A. Lumb	54	Group Chief Executive—Financial Services
Jean-Marc Ollagnier	53	Group Chief Executive—Resources
Robert E. Sell	53	Group Chief Executive—Communications, Media & Technology
Ellyn J. Shook	54	Chief Human Resources Officer
Julie Spellman Sweet	48	Group Chief Executive—North America
Alexander M. van ’t Noordende	52	Group Chief Executive—Products
Pierre Nanterme, 56, became our chief executive officer and director in April 2015, when Accenture Holdings plc was formed. Mr. Nanterme has been chairman of the Board of Directors of Accenture since February 2013 and has served as Accenture’s chief executive officer since January 2011. Mr. Nanterme was Accenture’s group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout Accenture, including serving as its chief leadership officer from May 2006 through September 2007 and its country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director of Accenture since October 2010 and has been with Accenture for 32 years. Mr. Nanterme brings to our Board a deep knowledge of Accenture’s business, growth strategy and human capital strategy—as well as extensive experience serving our clients—from his 32 years with Accenture, including his executive roles as chairman, chief executive officer, group chief executive—Financial Services, and chief leadership officer. Given his role representing Accenture at leading external forums such as the B20 Summit and the World Economic Forum, Mr. Nanterme also brings to the Board a broad understanding of the global economy as well as the technology marketplace and competitive landscape.
David P. Rowland, 54, became our chief financial officer and director in April 2015, when Accenture Holdings plc was formed. Mr. Rowland has been Accenture’s chief financial officer since July 2013. From October 2006 to July 2013, he was Accenture’s senior vice president—Finance. Previously, Mr. Rowland was Accenture’s managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as Accenture’s finance director—Communications, Media & Technology and as its finance director—Products. Mr. Rowland has been with Accenture for 33 years. Mr. Rowland brings to our Board a deep knowledge of Accenture’s business and financial reporting, accounting and risk management expertise from his 33 years with Accenture, including his executive roles as chief financial officer and senior vice president—Finance. Given his previous service on the board and as Audit Committee chair for Avanade, a joint venture of Accenture and Microsoft Corporation, Mr. Rowland also brings to our Board experience from his prior board service.
Gianfranco Casati, 56, became our group chief executive—Growth Markets in April 2015, when Accenture Holdings plc was formed. Mr. Casati has also served as group chief executive—Growth Markets of Accenture since January 2014. From September 2006 to January 2014, he served as Accenture’s group chief executive—Products operating group. From April 2002 to September 2006, Mr. Casati was managing director of Accenture’s Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of Accenture’s geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 31 years.
Richard P. Clark, 54, became our chief accounting officer and corporate controller in April 2015, when Accenture Holdings plc was formed. Mr. Clark has also served as Accenture’s chief accounting officer since September 2013 and has served as its corporate controller since September 2010. Prior to that, Mr. Clark served as Accenture’s senior managing director of investor relations from September 2006 to September 2010. Previously he served as Accenture’s finance director—Communications, Media & Technology operating group from July 2001 to September 2006 and as Accenture’s finance director—Resources operating group from 1998 to July 2001. Mr. Clark has been with Accenture for 32 years.

Johan (Jo) G. Deblaere, 53, became our chief operating officer and chief executive—Europe in April 2015, when Accenture Holdings plc was formed. Mr. Deblaere has also served as Accenture’s chief operating officer since September 2009 and as its chief executive—Europe since January 2014. From September 2006 to September 2009, Mr. Deblaere served as Accenture’s chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led Accenture’s global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 30 years.
Chad T. Jerdee, 48, became our general counsel and chief compliance officer in June 2015. Mr. Jerdee has also served as general counsel and chief compliance officer of Accenture since June 2015. From August 2010 to June 2015, Mr. Jerdee served as Accenture’s deputy general counsel—Sales & Delivery, with responsibility for leading global legal support for Accenture’s client-facing business, including its sales, solution development and client delivery teams. Mr. Jerdee has been with Accenture for 18 years.
Daniel T. London, 51, became our group chief executive—Health & Public Service operating group in April 2015, when Accenture Holdings plc was formed. Mr. London has also served as Accenture’s group chief executive—Health & Public Service since June 2014. From 2009 to June 2014, Mr. London was senior managing director for Health & Public Service in North America. Previously, he served as managing director of Accenture’s Finance & Performance Management global service line. Mr. London has been with Accenture for 29 years.
Richard A. Lumb, 54, became our group chief executive—Financial Services operating group in April 2015, when Accenture Holdings plc was formed. Mr. Lumb has also served as group chief executive—Financial Services of Accenture since December 2010. From June 2006 to December 2010, Mr. Lumb led Accenture’s Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as Accenture’s managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 30 years.
Jean-Marc Ollagnier, 53, became our group chief executive—Resources operating group in April 2015, when Accenture Holdings plc was formed. Mr. Ollagnier has also served as Accenture’s group chief executive—Resources since March 2011. From September 2006 to March 2011, Mr. Ollagnier led Accenture’s Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as Accenture’s global managing director—Financial Services Solutions group and as Accenture’s geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 29 years.
Robert E. Sell, 53, became our group chief executive—Communications, Media & Technology operating group in April 2015, when Accenture Holdings plc was formed. Mr. Sell has also served as Accenture’s group chief executive—Communications, Media & Technology operating group since March 2012. From September 2007 to March 2012, Mr. Sell led Accenture’s Communications, Media & Technology operating group in North America. Prior to assuming that role, he served in a variety of leadership roles throughout Accenture, serving clients in a number of industries. Mr. Sell has been with Accenture for 31 years.
Ellyn J. Shook, 52, became our chief human resources officer in April 2015, when Accenture Holdings plc was formed. Ms. Shook has also served as Accenture’s chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was Accenture’s senior managing director—Human Resources and head of Accenture’s Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 27 years.
Julie Spellman Sweet, 48, became our group chief executive—North America in June 2015. From April 2015, when Accenture Holdings plc was formed, to June 2015, Ms. Sweet served as our general counsel, secretary and chief compliance officer. Ms. Sweet has also served as Accenture’s group chief executive—North America since June 2015. From March 2010 to June 2015, Ms. Sweet was Accenture’s general counsel, secretary and chief compliance officer. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for five years.
Alexander M. van ’t Noordende, 52, became our group chief executive—Products operating group in April 2015, when Accenture Holdings plc was formed. Mr. van ’t Noordende has also served as Accenture’s group chief executive—Products operating group since January 2014. From March 2011 to January 2014, he served as Accenture’s group chief executive—Management Consulting. Mr. van ’t Noordende was Accenture’s group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led Accenture’s Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as Accenture’s country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 28 years.

Governance of the Company
The registrant does not have standing audit, nominating or compensation committees of the Board of Directors. Because the registrant is not a listed issuer as defined in the rules of the SEC and is a direct consolidated subsidiary of Accenture plc, it is not required to have a separately designated audit committee or an audit committee financial expert. The Audit Committee of Accenture plc provides broad oversight of the registrant’s financial reporting and control processes.
Director Nomination Process
Our articles of association provide that no person shall be appointed as a director unless such person is recommended by the Board of Directors. Accordingly, shareholders may not submit director nominations at our Annual General Meeting.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the federal securities laws, our directors, executive officers and beneficial owners of more than 10% of Accenture Holdings plc’s ordinary shares are required within a prescribed period of time to report to the SEC transactions and holdings in Accenture Holdings plc ordinary shares. Our directors and executive officers are also required to report transactions and holdings in Accenture plc Class A ordinary shares and Class X ordinary shares. Based solely on a review of the copies of these forms received by us and on written representations from certain reporting persons that no Form 5 was required to be filed, we believe that during fiscal 2015 all of these filing requirements were satisfied in a timely manner.
Code of Business Ethics
Accenture plc has adopted a Code of Business Ethics that is applicable to all of our directors, officers and employees. The Code of Business Ethics is accessible through the Investor Relations section of Accenture plc’s website at http://investor.accenture.com. Printed copies of the Code of Business Ethics are also available free of charge upon written request to Accenture plc’s Investor Relations group at Accenture, Investor Relations, 1345 Avenue of the Americas, New York, New York 10105, USA. Any amendments to the Code of Business Ethics or waivers granted to our directors or officers from a provision of the Code of Business Ethics will be disclosed through the Investor Relations section of Accenture plc’s website on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
The Compensation Committee of Accenture plc is responsible for overseeing our executive compensation. All of the executive officers of Accenture Holdings plc serve as executive officers of Accenture plc. Such persons are compensated in their capacity as executive officers of Accenture plc and do not receive any additional compensation for their service as executive officers of Accenture Holdings plc. In addition, as our directors, Messrs. Nanterme and Rowland, are employed by Accenture plc, they do not receive any additional compensation for their service as board members of Accenture Holdings plc.
The information called for by Item 11, including as it relates to the named executive officers of Accenture plc and, by extension, Accenture Holdings plc, will be included in the section captioned “Executive Compensation” included in the definitive proxy statement relating to the 2016 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2016 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2015, certain information related to Accenture’s compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	950,709	(1)	$34.047	—
Amended and Restated 2010 Share Incentive Plan	24,894,116	(2)	45.738	22,447,337
2010 Employee Share Purchase Plan	—		N/A	8,270,538
Equity compensation plans not approved by shareholders	—		N/A	—
Total	25,844,825			30,717,875
_______________

(1)	Consists of 898,442 restricted share units and 52,267 stock options.

(2)	Consists of 24,888,965 restricted share units and 5,151 stock options.
The remaining information called for by Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” included in the definitive information statement relating to the 2016 Annual General Meeting of Shareholders of Accenture Holdings plc to be held on February 1, 2016 and is incorporated herein by reference. We will file such definitive information statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
We are not listed on a national securities exchange. As a result, we are not subject to the director independence requirements of any exchange. Based on the standards of the New York Stock Exchange, on which the Class A ordinary shares of Accenture plc are listed, neither of our directors would be considered “independent” because both directors also serve as executive officers of the Company.
The remaining information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2016 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2016 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2016 Annual General Meeting of Shareholders of Accenture plc to be held on February 3, 2016 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2015 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2015 and August 31, 2014 and for the three years ended August 31, 2015—Included in Part II of this Form 10-K:
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statements of Comprehensive Income
Consolidated Shareholders’ Equity Statements
Consolidated Cash Flows Statements
Notes to Consolidated Financial Statements
2.    Financial Statement Schedules:
None
3.    Exhibit Index:

Exhibit Number	Exhibit
2.1
Common Draft Terms of Merger in respect of the proposed merger of Accenture Holdings plc and Accenture SCA, dated May 18, 2015 (incorporated by reference to Annex A of Accenture SCA’s definitive Information Statement on Schedule 14C filed on May 18, 2015)

3.1	Memorandum and Articles of Association and Deed Poll of Accenture Holdings plc (incorporated by reference to Exhibit 3.1 to Accenture Holdings plc’s 8-K12G3 filed on August 26, 2015 (the “8-K12G3”)
3.2	Certificate of Incorporation of Accenture Holdings plc (incorporated by reference to Exhibit 3.2 to the 8-K12G3)
3.3	Certificate of Incorporation on Change of Name to Accenture Holdings plc (incorporated by reference to Exhibit 3.3 to the 8-K12G3)
3.4	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)
3.5	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
10.1
Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the Accenture Ltd February 28, 2005 10-Q (File No. 001-16565)(the “February 28, 2005 10-Q”))

10.2	Assumption Agreement of the Amended and Restated Voting Agreement, dated September 1, 2009 (incorporated by reference to Exhibit 10.4 to the 8-K12B)
10.3*
Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the Accenture Ltd Registration Statement on Form S-1 (File No. 333-59194) filed on April 19, 2001 (the “April 19, 2001 Form S-1”))

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated 2010 Share Incentive Plan (incorporated by reference to Exhibit 10 to Accenture plc’s 8-K filed on February 6, 2013 (the “2010 Share Incentive Plan”))
10.7*	2010 Employee Share Purchase Plan, as amended, effective November 1, 2014 (incorporated by reference to Exhibit 10.2 to the Accenture plc November 30, 2014 10-Q (the “November 30, 2014 10-Q”))
10.8
Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q)

10.9*	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1)
10.10	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1)
10.11
Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”))

10.12
First Supplemental Agreement to Support Agreement among Accenture plc, Accenture Ltd and Accenture Canada Holdings Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.2 to the 8-K12B)

10.13*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the Accenture plc May 31, 2013 10-Q)
10.14*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2013 10-Q (the “February 28, 2013 10-Q”))
10.15*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the Accenture plc August 31, 2013 10-K (the “August 31, 2013 10-K”))
10.16*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the Accenture plc August 31, 2015 10-K (the “August 31, 2015 10-K”))
10.17	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.18	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
10.19
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.20
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2015 10-Q (the “February 28, 2015 10-Q”))

10.22*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2014 10-Q (the “February 28, 2014 10-Q”))

10.23*
Form of Amendment to Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the November 30, 2014 10-Q)

10.24*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2014 10-Q)

10.25*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 28, 2013 10-Q)

10.26*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.29 to the Accenture plc August 31, 2012 10-K (the “August 31, 2012 10-K”))

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2015 10-Q)

10.28*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2014 10-Q)

10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2015 10-Q)

10.30*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2014 10-Q)

10.31*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2015 10-Q)
10.32*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.33*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.34 to the August 31, 2015 10-K)
10.34*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.49 to the August 31, 2013 10-K)
10.35*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
10.36*	Form of Indemnification Agreement, between Accenture Holdings plc, Accenture LLP and the indemnitee party thereto (incorporated by reference to Exhibit 10.1 of the 8-K12G3)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2014 10-K)
24.1	Power of Attorney (included on the signature page hereto)

31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial information from Accenture Holdings plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2015 and August 31, 2014, (ii) Consolidated Income Statements for the years ended August 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2015, 2014 and 2013, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2015, 2014 and 2013, (v) Consolidated Cash Flows Statements for the years ended August 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements

(*)	Indicates management contract or compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 30, 2015 by the undersigned, thereunto duly authorized.

ACCENTURE HOLDINGS PLC

By:	/s/ JOEL UNRUCH
Name: Joel Unruch
Title: Assistant Secretary

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, David P. Rowland and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 30, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ PIERRE NANTERME	Chief Executive Officer and Director
Pierre Nanterme	(principal executive officer)

/s/ DAVID P. ROWLAND	Chief Financial Officer and Director
David P. Rowland	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

ACCENTURE HOLDINGS PLC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Accenture Holdings plc:
We have audited the accompanying consolidated balance sheets of Accenture Holdings plc and its subsidiaries (the Company) as of August 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2015. We also have audited Accenture Holdings plc’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Holdings plc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture Holdings plc and its subsidiaries as of August 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture Holdings plc maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As described in note 1 to the consolidated financial statements, on August 26, 2015, Accenture Holdings plc and Accenture SCA completed a merger in which Accenture SCA was merged with and into Accenture Holdings plc. This merger between entities under common control was accounted for at historical carrying amounts, and the consolidated financial statements reflect the effects of the merger for all periods presented.

/s/ KPMG LLP
Chicago, Illinois
October 30, 2015

ACCENTURE HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2015 and 2014
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2015	August 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,360,766	$4,921,305
Short-term investments	2,448	2,602
Receivables from clients, net	3,840,920	3,859,567
Unbilled services, net	1,884,504	1,803,767
Deferred income taxes, net	879,320	731,820
Other current assets	611,436	585,381
Total current assets	11,579,394	11,904,442
NON-CURRENT ASSETS:
Unbilled services, net	15,501	28,039
Investments	45,027	66,783
Property and equipment, net	801,884	793,444
Goodwill	2,929,833	2,395,894
Deferred contract costs	655,482	629,905
Deferred income taxes, net	1,274,019	1,152,105
Other non-current assets	964,918	959,840
Total non-current assets	6,686,664	6,026,010
TOTAL ASSETS	$18,266,058	$17,930,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,848	$330
Accounts payable	1,151,464	1,064,228
Deferred revenues	2,251,617	2,348,034
Accrued payroll and related benefits	3,687,468	3,380,748
Accrued consumption taxes	319,350	360,430
Income taxes payable	516,827	355,274
Deferred income taxes, net	41,193	23,937
Other accrued liabilities	562,432	625,098
Total current liabilities	8,532,199	8,158,079
NON-CURRENT LIABILITIES:
Long-term debt	25,587	26,403
Deferred revenues relating to contract costs	524,455	544,831
Retirement obligation	1,108,623	1,107,931
Deferred income taxes, net	113,590	198,734
Income taxes payable	996,077	1,303,367
Other non-current liabilities	317,956	305,770
Total non-current liabilities	3,086,288	3,487,036
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Deferred shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2015	46	—
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, zero and 1,049,032,064 shares issued as of August 31, 2015 and August 31, 2014	—	1,704,162
Ordinary shares, par value .000001 euros per share, 40,000,000,000 shares authorized, 1,020,207,101 and zero shares issued as of August 31, 2015 and August 31, 2014, respectively	1	—
Restricted share units (related to Accenture plc Class A ordinary shares)	1,031,203	921,586
Additional paid-in capital	7,594,609	6,194,032
Treasury shares, at cost: 350,417,202 ordinary shares and 369,439,800 Class I common shares as of August 31, 2015 and August 31, 2014, respectively	(17,709,448)	(16,951,901)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of August 31, 2015 and August 31, 2014	(456,864)	(456,864)
Retained earnings	17,395,055	15,584,441
Accumulated other comprehensive loss	(1,435,984)	(924,197)
Total Accenture Holdings plc shareholders’ equity	6,418,618	6,071,259
Noncontrolling interests	228,953	214,078
Total shareholders’ equity	6,647,571	6,285,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,266,058	$17,930,452

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2015, 2014 and 2013
(In thousands of U.S. dollars, except per share amounts)

	2015	2014	2013
REVENUES:
Revenues before reimbursements (“Net revenues”)	$31,047,931	$30,002,394	$28,562,810
Reimbursements	1,866,493	1,872,284	1,831,475
Revenues	32,914,424	31,874,678	30,394,285
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	21,238,692	20,317,928	19,178,635
Reimbursable expenses	1,866,493	1,872,284	1,831,475
Cost of services	23,105,185	22,190,212	21,010,110
Sales and marketing	3,505,045	3,582,833	3,481,891
General and administrative costs	1,803,943	1,819,136	1,835,646
Pension settlement charge	64,382	—	—
Reorganization benefits, net	—	(18,015)	(272,042)
Total operating expenses	28,478,555	27,574,166	26,055,605
OPERATING INCOME	4,435,869	4,300,512	4,338,680
Interest income	33,991	30,370	32,893
Interest expense	(14,578)	(17,621)	(14,035)
Other expense, net	(44,752)	(15,560)	(18,244)
INCOME BEFORE INCOME TAXES	4,410,530	4,297,701	4,339,294
Provision for income taxes	1,136,741	1,121,743	784,775
NET INCOME	3,273,789	3,175,958	3,554,519
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(6,142)	(6,584)	(7,825)
Net income attributable to noncontrolling interests – other	(41,283)	(47,353)	(38,243)
NET INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$3,226,364	$3,122,021	$3,508,451
Cash dividends per share	$2.04	$1.86	$1.62
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2015, 2014 and 2013
(In thousands of U.S. dollars)

	2015	2014	2013
NET INCOME	$3,273,789	$3,175,958	$3,554,519
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(500,153)	95,587	(274,005)
Defined benefit plans	7,874	(111,997)	82,235
Cash flow hedges	(17,874)	208,375	(205,792)
Marketable securities	(1,634)	—	(5)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	(511,787)	191,965	(397,567)
Other comprehensive loss attributable to noncontrolling interests	(18,077)	(1,984)	(1,793)
COMPREHENSIVE INCOME	$2,743,925	$3,365,939	$3,155,159

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$2,714,577	$3,313,986	$3,110,884
Comprehensive income attributable to noncontrolling interests	29,348	51,953	44,275
COMPREHENSIVE INCOME	$2,743,925	$3,365,939	$3,155,159

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS
For the Years Ended August 31, 2015, 2014 and 2013
(In thousands of U.S. dollars and share amounts)

	Deferred Shares		Ordinary Shares		Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	$	No. Shares
Balance as of August 31, 2012	$—	—	$—	—	$1,704,162	1,049,032	$863,714	$5,203,573	$(13,568,558)	(347,478)	$(456,864)	(13,817)	$11,473,075	$(718,595)	$4,500,507	$123,921	$4,624,428
Net income													3,508,451		3,508,451	46,068	3,554,519
Other comprehensive loss														(397,567)	(397,567)	(1,793)	(399,360)
Income tax benefit on share-based compensation plans								204,714							204,714		204,714
Share-based compensation expense							572,456	43,422							615,878		615,878
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(1,585)	(2,208,297)	(29,527)					(2,209,882)	(4,862)	(2,214,744)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(615,740)	293,562	507,976	18,197					185,798	406	186,204
Dividends							54,726						(1,173,937)		(1,119,211)	(2,527)	(1,121,738)
Other, net								4,160					(18,633)		(14,473)	(7,599)	(22,072)
Balance as of August 31, 2013	$—	—	$—	—	$1,704,162	1,049,032	$875,156	$5,747,846	$(15,268,879)	(358,808)	$(456,864)	(13,817)	$13,788,956	$(1,116,162)	$5,274,215	$153,614	$5,427,829
Net income													3,122,021		3,122,021	53,937	3,175,958
Other comprehensive income														191,965	191,965	(1,984)	189,981
Income tax benefit on share-based compensation plans								78,421							78,421		78,421
Share-based compensation expense							625,792	45,509							671,301		671,301
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(5,166)	(2,207,955)	(28,062)					(2,213,121)	(4,629)	(2,217,750)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(634,619)	326,052	524,933	17,430					216,366	447	216,813
Dividends							55,257						(1,307,472)		(1,252,215)	(2,701)	(1,254,916)
Other, net								1,370					(19,064)		(17,694)	15,394	(2,300)
Balance as of August 31, 2014	$—	—	$—	—	$1,704,162	1,049,032	$921,586	$6,194,032	$(16,951,901)	(369,440)	$(456,864)	(13,817)	$15,584,441	$(924,197)	$6,071,259	$214,078	$6,285,337

ACCENTURE HOLDINGS PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS - (continued) For the Years Ended August 31, 2015, 2014 and 2013 (In thousands of U.S. dollars and share amounts)

	Deferred Shares		Ordinary Shares		Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	$	No. Shares
Net income													3,226,364		3,226,364	47,425	3,273,789
Other comprehensive loss														(511,787)	(511,787)	(18,077)	(529,864)
Income tax benefit on share-based compensation plans								202,868							202,868		202,868
Share-based compensation expense							634,195	46,134							680,329		680,329
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(12,704)	(2,148,834)	(24,001)					(2,161,538)	(4,030)	(2,165,568)
Issuances of Accenture Holdings plc deferred shares	46	40						(46)							—	—	—
Retirement of Accenture SCA Class I common shares					(46,826)	(28,825)		(851,751)	898,577	28,825					—	—	—
Exchange of Accenture SCA Class I common shares for Accenture Holdings plc ordinary shares			1	1,020,207	(1,657,336)	(1,020,207)		1,657,335							—	—	—
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(575,979)	349,491	492,710	14,199					266,222	506	266,728
Dividends							51,401						(1,402,234)		(1,350,833)	(2,638)	(1,353,471)
Other, net								9,250					(13,516)		(4,266)	(8,311)	(12,577)
Balance as of August 31, 2015	$46	40	$1	1,020,207	$—	—	$1,031,203	$7,594,609	$(17,709,448)	(350,417)	$(456,864)	(13,817)	$17,395,055	$(1,435,984)	$6,418,618	$228,953	$6,647,571
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2015, 2014 and 2013
(In thousands of U.S. dollars)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,273,789	$3,175,958	$3,554,519
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	645,923	620,743	593,028
Reorganization benefits, net	—	(18,015)	(272,042)
Share-based compensation expense	680,329	671,301	615,878
Deferred income taxes, net	(459,109)	(74,092)	(209,674)
Other, net	(237,876)	104,950	(90,043)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(158,990)	(464,639)	(213,634)
Unbilled services, current and non-current, net	(268,135)	(239,893)	(96,060)
Other current and non-current assets	(400,524)	(343,392)	(21,152)
Accounts payable	113,548	72,526	(5,073)
Deferred revenues, current and non-current	182,836	93,927	(81,878)
Accrued payroll and related benefits	586,548	(138,618)	88,202
Income taxes payable, current and non-current	105,037	108,860	(260,902)
Other current and non-current liabilities	28,761	(83,531)	(298,041)
Net cash provided by operating activities	4,092,137	3,486,085	3,303,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	5,784	5,526	17,366
Purchases of property and equipment	(395,017)	(321,870)	(369,593)
Purchases of businesses and investments, net of cash acquired	(791,704)	(740,067)	(803,988)
Proceeds from the sale of investments	10,553	—	—
Net cash used in investing activities	(1,170,384)	(1,056,411)	(1,156,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of ordinary and deferred shares	266,728	216,813	186,204
Purchases of shares	(2,165,568)	(2,217,750)	(2,214,744)
Proceeds from (repayments of) long-term debt, net	701	543	(34)
Proceeds from short-term borrowings, net	—	—	88
Cash dividends paid	(1,353,471)	(1,254,916)	(1,121,738)
Excess tax benefits from share-based payment arrangements	84,026	114,293	114,073
Other, net	(34,712)	(24,399)	(29,478)
Net cash used in financing activities	(3,202,296)	(3,165,416)	(3,065,629)
Effect of exchange rate changes on cash and cash equivalents	(279,996)	25,162	(89,925)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(560,539)	(710,580)	(1,008,641)
CASH AND CASH EQUIVALENTS, beginning of period	4,921,305	5,631,885	6,640,526
CASH AND CASH EQUIVALENTS, end of period	$4,360,766	$4,921,305	$5,631,885
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14,810	$17,595	$13,984
Income taxes paid	$1,433,538	$962,976	$963,039
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Accenture Holdings plc is one of the world’s leading organizations providing management consulting, technology and outsourcing services and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, Accenture Holdings plc seeks to deliver competitively priced, high-value services that help clients measurably improve business performance. Accenture Holdings plc’s global delivery model enables it to provide an end-to-end delivery capability by drawing on its global resources to deliver high-quality, cost-effective solutions to clients.
The Merger
On June 26, 2015, the shareholders of Accenture SCA, a Luxembourg partnership limited by shares and direct subsidiary of Accenture plc, approved a merger of Accenture SCA with and into Accenture Holdings plc, an Irish public limited company, with Accenture Holdings plc as the surviving entity (the “Merger”). The Merger, which was completed on August 26, 2015, further consolidated the Accenture group in Ireland. In connection with the Merger, Accenture SCA was dissolved without going into liquidation, and, by operation of law, all of the assets and liabilities of Accenture SCA were transferred to Accenture Holdings plc, and contracts, agreements or instruments to which Accenture SCA was a party were construed and have effect as if Accenture Holdings plc had been a party thereto instead of Accenture SCA. Holders of Accenture SCA Class I common shares (other than Accenture SCA itself) received, on a one-for-one basis, ordinary shares of Accenture Holdings plc. Prior to the Merger, Accenture Holdings plc had not engaged in any business or other activities other than in connection with its formation and the Merger. The Merger was a transaction between entities under common control and had no effect on the Company’s Consolidated Financial Statements.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Accenture Holdings plc (the successor registrant to Accenture SCA) and its controlled subsidiary companies (collectively, the “Company”). Accenture plc (“Accenture”) is the holding company of the Company. Accenture’s only business is to hold the Company’s ordinary shares in, and to act as the controlling shareholder of, its subsidiary, the Company. Accenture operates its business through the Company, controls the Company’s management and operations and consolidates the Company’s results in its Consolidated Financial Statements.
All references to Accenture Holdings plc included in this report with respect to periods prior to August 26, 2015 reflect the activity and/or balances of Accenture SCA (the predecessor registrant of Accenture Holdings plc). The shares of Accenture Canada Holdings Inc. held by persons other than the Company are treated as a noncontrolling interest in the Consolidated Financial Statements. Purchases and/or redemptions of Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.
All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2015” means the 12-month period that ended on August 31, 2015. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.
The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.
Revenue Recognition
Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Contracts for technology integration consulting services generally span six months to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.
Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.
Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, the Company hires client employees and becomes responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services, in which case revenues are recognized when the services are performed and amounts are earned. Revenues from time-and-materials or cost-plus contracts are recognized as the services are performed. In such contracts, the Company’s effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed-price contracts are recognized on a straight-line basis, unless revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and the Company concludes the amounts are earned.
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $630,420 and $598,317 as of August 31, 2015 and 2014, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $522,968 and $543,280 as of August 31, 2015 and 2014, respectively, and are included in non-current Deferred revenues relating to contract costs. Contract acquisition and origination costs are expensed as incurred.
The Company enters into contracts that may consist of multiple deliverables. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple deliverables are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another deliverable. The selling price of each deliverable is determined by obtaining third party evidence of the selling price for the deliverable and is based on the price charged when largely similar services are sold on a standalone basis by the Company to similarly situated customers. If the amount of non-contingent revenues allocated to a deliverable accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with the Company’s accounting policies for the separate deliverables when the services have value on a stand-alone basis, selling price of the separate deliverables exists and, in arrangements that include a general right of refund relative to the completed deliverable, performance of the in-process deliverable is considered probable and substantially in the Company’s control. While determining fair value and identifying separate deliverables require judgment, generally fair value and the separate deliverables are readily identifiable as the Company also sell those deliverables unaccompanied by other deliverables.
Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are deferred and recognized over future periods as services are delivered or performed.
Revenues before reimbursements (“net revenues”) include the margin earned on computer hardware, software and related services resale, as well as revenues from alliance agreements. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resales. In addition, Reimbursements

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
Employee Share-Based Compensation Arrangements
Share-based compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
Income Taxes
The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes those tax positions are not more likely than not of being sustained if challenged. Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.
Translation of Non-U.S. Currency Amounts
Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including certificates of deposit, time deposits and money market funds. Cash and cash equivalents also include restricted cash of $45,935 and $45,132 as of August 31, 2015 and 2014, respectively, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2015 and 2014, total allowances recorded for client receivables and unbilled services were $70,165 and $82,643, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
Concentrations of Credit Risk
The Company’s financial instruments, consisting primarily of cash and cash equivalents, foreign currency exchange rate instruments, client receivables and unbilled services, are exposed to concentrations of credit risk. The Company places its cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.
Investments
All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Non-current investments are primarily non-marketable equity securities of privately held companies and are accounted for using either the equity or cost methods of accounting, in accordance with the requirements of ASC 323, Investments-

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Equity Method and Joint Ventures. Marketable securities are classified as available-for-sale investments and reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Interest and amortization of premiums and discounts for debt securities are included in Interest income.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. The Company reviews the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2015 and 2014, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.
Long-Lived Assets
Long-lived assets, including deferred contract costs and identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and a loss is recorded equal to the amount required to reduce the carrying amount to fair value.
Intangible assets with finite lives are generally amortized using the straight-line method over their estimated economic useful lives, ranging from one to fifteen years.
Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2015	2014	2013
Training costs	$841,440	$786,517	$878,108
Research and development costs	625,541	639,513	715,094
Advertising costs	79,899	87,559	90,310
(Release of) provision for doubtful accounts (1)	(10,336)	(12,867)	32,238

_______________

(1)	For additional information, see “Client Receivables, Unbilled Services and Allowances”.
New Accounting Pronouncement
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

2.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture Holdings plc:

	Fiscal
	2015	2014	2013
Foreign currency translation
Beginning balance	$(339,326)	$(434,913)	$(160,908)
Foreign currency translation	(524,729)	91,170	(280,128)
Income tax benefit	6,520	2,236	4,603
Portion attributable to noncontrolling interests	18,056	2,181	1,520
Foreign currency translation, net of tax	(500,153)	95,587	(274,005)
Ending balance	(839,479)	(339,326)	(434,913)

Defined benefit plans
Beginning balance	(568,177)	(456,180)	(538,415)
Actuarial (losses) gains	(77,228)	(177,243)	162,975
Pension settlement	64,382	—	—
Prior service costs arising during the period	(79)	(468)	(45,653)
Reclassifications into net periodic pension and post-retirement expense	27,538	20,026	33,393
Income tax (expense) benefit	(6,725)	45,459	(68,300)
Portion attributable to noncontrolling interests	(14)	229	(180)
Defined benefit plans, net of tax	7,874	(111,997)	82,235
Ending balance (1)	(560,303)	(568,177)	(456,180)

Cash flow hedges
Beginning balance	(16,694)	(225,069)	(19,277)
Unrealized (losses) gains	(17,207)	222,100	(365,203)
Reclassification adjustments into Cost of services	(15,207)	101,026	49,954
Income tax benefit (expense)	14,508	(114,325)	109,005
Portion attributable to noncontrolling interests	32	(426)	452
Cash flow hedges, net of tax	(17,874)	208,375	(205,792)
Ending balance (2)	(34,568)	(16,694)	(225,069)

Marketable securities
Beginning balance	—	—	5
Unrealized losses	(2,693)	—	—
Reclassification adjustments into Other expense, net	—	—	(5)
Income tax benefit	1,056	—	—
Portion attributable to noncontrolling interests	3	—	—
Marketable securities, net of tax	(1,634)	—	(5)
Ending balance	(1,634)	—	—

Accumulated other comprehensive loss	$(1,435,984)	$(924,197)	$(1,116,162)
 _______________

(1)
As of August 31, 2015, $19,531 of net losses is expected to be reclassified into net periodic pension expense recognized in Cost of services, Sales and marketing and General and administrative costs in the next twelve months.

(2)	As of August 31, 2015, $20,401 of net unrealized losses related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.	PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31,
	2015	2014
Buildings and land	$2,939	$3,484
Computers, related equipment and software	1,386,226	1,452,965
Furniture and fixtures	310,971	320,346
Leasehold improvements	750,716	769,614
Property and equipment, gross	2,450,852	2,546,409
Total accumulated depreciation	(1,648,968)	(1,752,965)
Property and equipment, net	$801,884	$793,444

4.	BUSINESS COMBINATIONS AND DIVESTITURE
Fiscal 2015 Acquisitions
On March 25, 2015, the Company acquired Agilex Technologies, Inc., a provider of digital solutions for the U.S. federal government, for $264,444, net of cash acquired. This acquisition enhanced Accenture’s digital capabilities in analytics, cloud and mobility for federal agencies and resulted in approximately 730 employees joining the Company. In connection with this acquisition, the Company recorded goodwill of $206,123, which was allocated to the Health & Public Service operating segment, and intangible assets of $50,800, primarily consisting of customer-related intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to eight years. The pro forma effects of this acquisition on the Company’s operations were not material.
During fiscal 2015, the Company also completed other individually immaterial acquisitions for total consideration of $510,236, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $427,435, which was allocated among the reportable operating segments, and intangible assets of $120,970, primarily consisting of customer-related and technology intangibles. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to eleven years. The pro forma effects of these acquisitions on the Company’s operations were not material.
Navitaire Divestiture
On July 1, 2015, the Company announced an agreement to sell Navitaire LLC, a wholly owned subsidiary of Accenture that provides technology and business solutions to the airline industry, to Amadeus IT Holdings SA for total consideration of approximately $830,000. The transaction is subject to customary regulatory approvals.
Subsequent Event
On October 20, 2015, the Company acquired Cloud Sherpas (through its holding company Declarative Holdings, Inc.), a leader in cloud advisory and technology services for approximately $410,000, net of cash acquired. The acquisition enhances the Company’s ability to provide clients with cloud strategy and technology consulting, as well as cloud application implementation, integration and management services. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition.
Fiscal 2014 Acquisitions
On December 4, 2013, the Company acquired Procurian Inc. (“Procurian”), a provider of procurement business process solutions, for $386,407, net of cash acquired. This acquisition enhanced Accenture’s capabilities in procurement business process outsourcing across a range of industries and resulted in approximately 780 employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $305,627, which was allocated to all five reportable operating segments, and intangible assets of $60,514, primarily consisting of customer-related and technology intangibles. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of this acquisition on the Company’s operations were not material.
During fiscal 2014, the Company also completed other individually immaterial acquisitions for total consideration of $320,225, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

offerings. In connection with these acquisitions, the Company recorded goodwill of $256,704, which was allocated among the reportable operating segments, and intangible assets of $80,305, primarily consisting of customer-related and technology intangibles. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of these acquisitions on the Company’s operations were not material.
Fiscal 2013 Acquisitions
On July 8, 2013, the Company acquired Acquity Group Ltd. (“Acquity”), a provider of strategy, digital marketing and technical services, for $282,985, net of cash acquired. This acquisition expanded Accenture’s range of digital marketing services and resulted in more than 600 Acquity employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $215,979, which was allocated to the Products, Communications, Media & Technology and Financial Services reportable operating segments, and intangible assets of $55,972, primarily consisting of customer-related and technology intangibles. The intangible assets are being amortized over one to ten years. The pro forma effects on the Company’s operations were not material.
During fiscal 2013, the Company also completed other individually immaterial acquisitions, including a provider of clinical and regulatory information management solutions and software for the pharmaceutical industry and a provider of loan origination software and electronic document management services, for total consideration of $521,003, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $405,151, which was allocated among the reportable operating segments, and intangible assets of $122,012, primarily consisting of customer-related and technology intangibles. The intangible assets are being amortized over one to fifteen years. The pro forma effects of these acquisitions on the Company’s operations were not material.

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2013	Additions/ Adjustments	Foreign Currency Translation	August 31, 2014	Additions/ Adjustments	Foreign Currency Translation	August 31, 2015
Communications, Media & Technology	$234,444	$101,726	$2,685	$338,855	$42,797	$(16,828)	$364,824
Financial Services	582,649	119,202	5,242	707,093	35,060	(28,723)	713,430
Health & Public Service	295,044	79,126	882	375,052	218,461	(4,620)	588,893
Products	617,008	216,921	2,929	836,858	198,274	(33,364)	1,001,768
Resources	89,441	46,556	2,039	138,036	144,844	(21,962)	260,918
Total	$1,818,586	$563,531	$13,777	$2,395,894	$639,436	$(105,497)	$2,929,833
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class are as follows:

	August 31,
	2015			2014
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$449,219	$(120,841)	$328,378	$334,768	$(88,447)	$246,321
Technology	104,824	(44,988)	59,836	113,938	(41,536)	72,402
Patents	114,979	(54,064)	60,915	135,022	(70,299)	64,723
Other	31,480	(15,702)	15,778	37,524	(23,090)	14,434
Total	$700,502	$(235,595)	$464,907	$621,252	$(223,372)	$397,880
Total amortization related to the Company’s intangible assets was $99,633 and $75,232 for fiscal 2015 and 2014, respectively. Estimated future amortization related to intangible assets held at August 31, 2015 is as follows:

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fiscal Year	Estimated Amortization
2016	$85,489
2017	79,624
2018	68,920
2019	54,797
2020	47,073
Thereafter	129,004
Total	$464,907

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.	DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statements.
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $60,018 as of August 31, 2015.
The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2015 was $129,291.
The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see Note 9 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.
Cash Flow Hedges
Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2015 and 2014, the Company held no derivatives that were designated as fair value or net investment hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow or net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedge item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. The Company assesses the ongoing effectiveness of its hedges using the Hypothetical Derivative Method, which measures hedge ineffectiveness based on a comparison of the change in fair value of the actual derivative designated as the hedging instrument and the change in fair value of a hypothetical derivative. The hypothetical derivative would have terms that identically match the critical terms of the hedged item. The Company measures and records hedge ineffectiveness at the end of each fiscal quarter.
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net gain of $15,207 during fiscal 2015, and a net loss of $101,026 and $49,954 during fiscal 2014 and 2013, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for fiscal 2015, 2014 and 2013, was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2015, 2014 and 2013.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Derivatives
The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net loss of $257,783, a net gain of $78,446 and a net loss of $142,432 for fiscal 2015, 2014 and 2013, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31,
	2015	2014
Assets
Cash Flow Hedges
Other current assets	$28,282	$21,148
Other non-current assets	13,503	20,875
Other Derivatives
Other current assets	18,233	17,076
Total assets	$60,018	$59,099
Liabilities
Cash Flow Hedges
Other accrued liabilities	$48,683	$41,103
Other non-current liabilities	48,746	24,474
Other Derivatives
Other accrued liabilities	31,862	15,392
Total liabilities	$129,291	$80,969
Total fair value	$(69,273)	$(21,870)
Total notional value	$6,363,110	$5,989,011
The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. In the Consolidated Balance Sheets, the Company records derivative assets and liabilities at gross fair value. The potential effect of netting derivative assets against liabilities under the counterparty master agreements was as follows:

	August 31,
	2015	2014
Net derivative assets	$36,661	$22,458
Net derivative liabilities	105,934	44,328
Total fair value	$(69,273)	$(21,870)

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.	BORROWINGS AND INDEBTEDNESS
As of August 31, 2015, the Company had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	516,314	—
Local guaranteed and non-guaranteed lines of credit (3)	145,025	—
Total	$1,661,339	$—
_______________

(1)
This facility, which matures on October 31, 2016, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2015 and 2014, the Company had no borrowings under the facility.

(2)
The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2015 and 2014, the Company had no borrowings under these facilities.

(3)
The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2015 and 2014, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $166,506 and $169,510 of letters of credit outstanding as of August 31, 2015 and 2014, respectively. In addition, the Company had total outstanding debt of $27,435 and $26,733 as of August 31, 2015 and 2014, respectively.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.	INCOME TAXES

	Fiscal
	2015	2014	2013
Current taxes
U.S. federal	$617,488	$397,722	$155,090
U.S. state and local	72,133	46,854	3,425
Non-U.S.	906,229	751,259	835,934
Total current tax expense	1,595,850	1,195,835	994,449
Deferred taxes
U.S. federal	(94,621)	26,941	(12,912)
U.S. state and local	(11,245)	2,911	795
Non-U.S.	(353,243)	(103,944)	(197,557)
Total deferred tax benefit	(459,109)	(74,092)	(209,674)
Total	$1,136,741	$1,121,743	$784,775
The components of Income before income taxes were as follows:

	Fiscal
	2015	2014	2013
U.S. sources	$1,321,511	$1,119,627	$1,043,810
Non-U.S. sources	3,089,019	3,178,074	3,295,484
Total	$4,410,530	$4,297,701	$4,339,294
The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.3	1.3	1.1
Non-U.S. operations taxed at lower rates	(15.4)	(12.1)	(13.1)
Reorganization final determinations (1)	—	(0.1)	(2.2)
Other final determinations (1)	(5.1)	(1.7)	(8.2)
Other net activity in unrecognized tax benefits	3.2	3.0	3.8
Change in permanent reinvestment assertion	5.6	—	—
Other, net	1.2	0.7	1.7
Effective income tax rate	25.8%	26.1%	18.1%

_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

During fiscal 2015, the Company concluded that substantially all of the undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested and recorded an estimated tax liability of $247,097 for withholding taxes payable on the distribution of these earnings. These earnings were distributed in the form of a U.S. dividend declared and paid on August 26, 2015. The Company intends to permanently reinvest any future U.S. earnings. As of August 31, 2015, the Company had not recognized a deferred tax liability on $538,384 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $66,000.
Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2016 and 2020. Some of the holidays are renewable at reduced levels, under certain conditions, with possible renewal periods through 2030. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $111,000, $91,000 and $84,000 in fiscal 2015, 2014 and 2013, respectively.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.
The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2015	2014
Deferred tax assets
Pensions	$278,944	$181,605
Revenue recognition	112,113	125,022
Compensation and benefits	558,127	557,445
Share-based compensation	262,040	244,985
Tax credit carryforwards	914,716	87,776
Net operating loss carryforwards	119,463	207,407
Depreciation and amortization	97,218	57,789
Deferred amortization deductions	687,406	526,773
Indirect effects of unrecognized tax benefits	357,031	383,610
Other	157,449	67,495
	3,544,507	2,439,907
Valuation allowance	(963,874)	(181,868)
Total deferred tax assets	2,580,633	2,258,039
Deferred tax liabilities
Revenue recognition	(75,352)	(61,175)
Depreciation and amortization	(167,467)	(148,634)
Investments in subsidiaries	(213,351)	(239,232)
Other	(125,907)	(147,744)
Total deferred tax liabilities	(582,077)	(596,785)
Net deferred tax assets	$1,998,556	$1,661,254
The Company recorded valuation allowances of $963,874 and $181,868 as of August 31, 2015 and 2014, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2015, the Company recorded a net increase of $782,006 in the valuation allowance. The majority of this change related to valuation allowances on the increase in tax credit carryforwards, primarily foreign tax credits created by the U.S. dividend, as the Company believes it is more likely than not that these assets will not be realized.
The Company had tax credit carryforwards as of August 31, 2015 of $914,716, of which $34,968 will expire between 2016 and 2025, $1,046 will expire between 2026 and 2035, and $878,702 has an indefinite carryforward period. The Company had net operating loss carryforwards as of August 31, 2015 of $461,151. Of this amount, $167,425 expires between 2016 and 2025, $3,131 expires between 2026 and 2035, and $290,595 has an indefinite carryforward period.
As of August 31, 2015, the Company had $997,935 of unrecognized tax benefits, of which $534,929, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2014, the Company had $1,333,606 of unrecognized tax benefits, of which $643,477, if recognized, would favorably affect the Company’s effective tax rate. The remaining unrecognized benefits as of August 31, 2015 and 2014 of $463,006 and $690,129, respectively, represent items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2015	2014
Balance, beginning of year	$1,333,606	$1,263,070
Additions for tax positions related to the current year	155,637	176,342
Additions for tax positions related to prior years	97,694	47,375
Reductions for tax positions related to prior years	(470,147)	(128,305)
Statute of limitations expirations	(28,116)	(20,507)
Settlements with tax authorities	(33,743)	(13,495)
Foreign currency translation	(56,996)	9,126
Balance, end of year	$997,935	$1,333,606
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2015, 2014 and 2013, the Company recognized (benefit) expense of $(17,373), $16,370 and $(46,602) in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $101,843 ($84,530, net of tax benefits) and $135,821 ($105,341, net of tax benefits) were reflected on the Company’s Consolidated Balance Sheets as of August 31, 2015 and 2014, respectively.
The Company is currently under audit by the U.S. Internal Revenue Service (“IRS”) for fiscal 2013 and 2014. The audit by the IRS for fiscal 2010 to 2011 closed during fiscal 2015. By agreement with the IRS, the Company filed an amended return for fiscal 2012 with adjustments to which the IRS agreed. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2006. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $567,000 or increase by approximately $98,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.	RETIREMENT AND PROFIT SHARING PLANS
Defined Benefit Pension and Postretirement Plans
In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans and postretirement medical plans for certain current, retired and resigned employees. In addition, the Company’s U.S. defined benefit pension plans include a frozen plan for former pre-incorporation partners, which is unfunded. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The defined benefit pension disclosures include the Company’s U.S. and material non-U.S. defined benefit pension plans.
Postemployment Plans
Certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits, such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are not material and are substantially provided for on an accrual basis.
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense were as follows:

	Pension Plans						Postretirement Plans
	August 31,						August 31,
	2015		2014		2013		2015	2014	2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	4.50%	3.47%	4.25%	3.53%	5.00%	4.18%	4.46%	4.25%	4.96%
Discount rate for determining net periodic pension expense (1)	4.25%	3.53%	5.00%	4.18%	4.00%	4.23%	4.25%	4.96%	4.12%
Long term rate of return on plan assets	5.50%	4.55%	5.50%	4.79%	5.50%	4.72%	5.05%	4.87%	5.06%
Rate of increase in future compensation for determining projected benefit obligation	3.65%	3.56%	3.65%	3.75%	3.60%	3.79%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense (1)	3.65%	3.75%	3.60%	3.79%	4.00%	3.81%	N/A	N/A	N/A
_______________

(1)	Prior period amounts have been reclassified to conform to the current period presentation.

Beginning in fiscal 2016, the Company will change the method it uses to estimate the service and interest cost components of net periodic pension expense. Historically, the Company selected a discount rate for the U.S. plans by matching the plans’ cash flows to that of the average of two yield curves that provide the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for the non-U.S. Plans primarily reflected the market rate for high-quality, fixed-income debt instruments. Beginning in fiscal 2016, the Company will utilize a full yield curve approach to estimate these components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company will make this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. The Company will account for this change as a change in estimate and, accordingly, will recognize its effect prospectively beginning in fiscal 2016.
The discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s defined benefit pension and postretirement plans as of the annual measurement date and is subject to change each year.
The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on defined benefit pension and postretirement plan assets and is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Assumed U.S. Health Care Cost Trend
The Company’s U.S. postretirement plan assumed annual rate increase in the per capita cost of health care benefits is 7.0% for the plan year ending June 30, 2016. The rate is assumed to decrease on a straight-line basis to 4.5% for the plan year ending June 30, 2027 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rates would increase the benefit obligation by $55,255, while a one percentage point decrease would reduce the benefit obligation by $43,037.
U.S. Defined Benefit Pension Plan Settlement Charge
On January 12, 2015, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees who had vested benefits under the Company’s U.S. pension plan, that if accepted, would settle the Company’s pension obligations to them.
The lump sum cash payment offer closed during the third quarter of fiscal 2015. In total, more than 4,800 former participants accepted the offer, resulting in lump sum payments from plan assets of $279,571 in May 2015. As a result of this settlement and the adoption of the new U.S. mortality tables released by the Society of Actuaries, the Company remeasured the assets and liabilities of the U.S. pension plan during the third quarter of fiscal 2015, which in aggregate resulted in a net reduction to the projected benefit obligation of $179,938 as well as a non-cash settlement charge of $64,382, pre-tax, in the third quarter of fiscal 2015.
Pension and Postretirement Expense
Pension expense for fiscal 2015, 2014 and 2013 was $143,968 (including the above noted settlement charge), $87,422 and $91,771, respectively. Postretirement expense for fiscal 2015, 2014 and 2013 was not material to the Company’s Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of the Company’s pension and postretirement benefit plans for fiscal 2015 and 2014 were as follows:

	Pension Plans				Postretirement Plans
	August 31,				August 31,
	2015		2014		2015	2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$1,909,651	$1,519,007	$1,614,094	$1,231,577	$375,312	$312,244
Service cost	8,899	67,471	8,680	60,120	17,784	15,750
Interest cost	76,969	48,199	79,687	51,335	15,602	15,255
Participant contributions	—	6,081	—	5,683	—	—
Acquisitions/divestitures/transfers	—	(364)	—	1,491	—	—
Amendments	—	79	—	468	—	—
Pension settlement	(279,571)	—	—	—	—	—
Actuarial (gain) loss	(35,478)	14,618	245,555	181,941	14,180	40,356
Benefits paid	(44,726)	(39,685)	(38,365)	(31,155)	(11,186)	(6,921)
Exchange rate impact	—	(176,181)	—	17,547	(8,597)	(1,372)
Benefit obligation, end of year	$1,635,744	$1,439,225	$1,909,651	$1,519,007	$403,095	$375,312
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$1,883,789	$1,032,378	$1,565,764	$913,294	$29,484	$28,164
Actual return on plan assets	25,580	39,797	344,961	74,457	92	4,223
Acquisitions/divestitures/transfers	—	—	—	1,385	—	—
Employer contributions	11,114	52,033	11,429	53,061	6,253	4,018
Participant contributions	—	6,081	—	5,683	—	—
Pension settlement	(279,571)	—	—	—	—	—
Benefits paid	(44,726)	(39,685)	(38,365)	(31,155)	(11,186)	(6,921)
Exchange rate impact	—	(108,133)	—	15,653	—	—
Fair value of plan assets, end of year	$1,596,186	$982,471	$1,883,789	$1,032,378	$24,643	$29,484
Funded status, end of year	$(39,558)	$(456,754)	$(25,862)	$(486,629)	$(378,452)	$(345,828)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$102,686	$64,690	$116,470	$62,040	$—	$—
Current liabilities	(11,148)	(10,287)	(11,241)	(8,627)	(1,416)	(1,638)
Non-current liabilities	(131,096)	(511,157)	(131,091)	(540,042)	(377,036)	(344,190)
Funded status, end of year	$(39,558)	$(456,754)	$(25,862)	$(486,629)	$(378,452)	$(345,828)

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2015 and 2014 was as follows:

	Pension Plans				Postretirement Plans
	August 31,				August 31,
	2015		2014		2015	2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$397,065	$295,098	$432,280	$335,436	$75,224	$63,125
Prior service (credit) cost	—	(7,281)	—	(10,877)	35,173	38,034
Accumulated other comprehensive loss, pre-tax	$397,065	$287,817	$432,280	$324,559	$110,397	$101,159
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2015 and 2014 was as follows:

	August 31,
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,626,972	$1,313,946	$1,899,616	$1,392,969
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2015 and 2014:

	Pension Plans				Postretirement Plans
	August 31,				August 31,
	2015		2014		2015	2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$142,244	$757,741	$142,333	$1,179,305	$403,095	$375,312
Fair value of plan assets	—	236,297	—	630,636	24,643	29,484

	August 31,
	2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$142,244	$629,524	$142,333	$992,326
Fair value of plan assets	—	204,076	—	536,489

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Investment Strategies
U.S. Pension Plans
The overall investment objective of the plans is to provide growth in the defined benefit pension plans’ assets to help fund future defined benefit pension obligations while managing risk in order to meet current defined benefit pension obligations. The plans’ future prospects, their current financial conditions, the Company’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations. The Company recognizes that asset allocation of the defined benefit pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the target asset allocations and will be dictated by current and anticipated market conditions, required cash flows and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.
Non-U.S. Pension Plans
Plan assets in non-U.S. defined benefit pension plans conform to the investment policies and procedures of each plan and to relevant legislation. The pension committee or trustee of each plan regularly, but at least annually, reviews the investment policy and the performance of the investment managers. In certain countries, the trustee is also required to consult with the Company. Asset allocation decisions are made to provide risk adjusted returns that align with the overall investment strategy for each plan. Generally, the investment return objective of each plan is to achieve a total annualized rate of return that exceeds inflation over the long term by an amount based on the target asset allocation mix of that plan. In certain countries, plan assets are invested in funds that are required to hold a majority of assets in bonds, with a smaller proportion in equities. Also, certain plan assets are entirely invested in contracts held with the plan insurer, which determines the strategy. Defined benefit pension plans in certain countries are unfunded.
Risk Management
Plan investments are exposed to certain risks including market, interest rate and operating risk. In order to mitigate significant concentrations of these risks, the assets are invested in a diversified portfolio primarily consisting of fixed income instruments and equities. To minimize asset volatility relative to the liabilities, plan assets allocated to debt securities appropriately match the duration of individual plan liabilities. Equities are diversified between U.S. and non-U.S. index funds and are intended to achieve long term capital appreciation. Plan asset allocation and investment managers’ guidelines are reviewed on a regular basis.
Plan Assets
The Company’s target allocation for fiscal 2016 and weighted-average plan assets allocations as of August 31, 2015 and 2014 by asset category, for defined benefit pension plans were as follows:

	2016 Target Allocation		2015		2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	10%	37%	10%	30%	10%	39%
Debt securities	90	52	87	56	89	47
Cash and short-term investments	—	2	3	3	1	4
Insurance contracts	—	6	—	6	—	6
Other	—	3	—	5	—	4
Total	100%	100%	100%	100%	100%	100%

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fair Value Measurements
Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
The three-level hierarchy of fair value measurements is based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2015 were as follows:

U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund U.S. equity securities	$—	$98,900	$—	$98,900
Mutual fund non-U.S. equity securities	—	61,500	—	61,500
Fixed Income
U.S. government, state and local debt securities	—	465,738	—	465,738
Non-U.S. government debt securities	—	44,153	—	44,153
U.S. corporate debt securities	—	483,812	—	483,812
Non-U.S. corporate debt securities	—	62,430	—	62,430
Mutual fund debt securities	359,034	—	—	359,034
Cash and short-term investments	—	45,262	—	45,262
Total	$359,034	$1,261,795	$—	$1,620,829

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$293,157	$—	$293,157
Fixed Income
Non-U.S. government debt securities	70,188	—	—	70,188
Mutual fund debt securities	16,739	466,460	—	483,199
Cash and short-term investments	25,862	5,805	—	31,667
Insurance contracts	—	59,103	—	59,103
Other	—	45,157	—	45,157
Total	$112,789	$869,682	$—	$982,471
There were no transfers between Levels 1 and 2 during fiscal 2015.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $67,047 in fiscal 2016 related to contributions to its U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans. The Company’s postretirement plan contributions in fiscal 2016 are not expected to be material to the Company’s Consolidated Financial Statements.

Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2016	$43,399	$35,195	$8,694
2017	45,842	39,885	10,096
2018	48,310	44,971	11,553
2019	51,231	51,189	12,908
2020	54,402	58,639	14,495
2021-2025	330,805	369,487	107,555
Defined Contribution Plans
In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $397,123, $331,801 and $448,370 in fiscal 2015, 2014 and 2013, respectively.

10.	SHARE-BASED COMPENSATION
Share Incentive Plans
The Accenture plc 2010 Share Incentive Plan, as amended and approved by Accenture’s shareholders in 2013 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 74,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2015, there were 22,447,337 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. Accenture issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2015	2014	2013
Total share-based compensation expense included in Net income	$680,329	$671,301	$615,878
Income tax benefit related to share-based compensation included in Net income	212,019	206,007	186,839

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Share Units
Under the Amended 2010 SIP participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on Accenture’s stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2015 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2014	26,880,013	$62.61
Granted (1)	8,784,960	89.63
Vested (2)	(9,244,512)	62.95
Forfeited	(1,686,880)	66.21
Nonvested balance as of August 31, 2015	24,733,581	$71.83
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2015, 2014 and 2013 was $89.63, $80.61 and $67.56, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2015, 2014 and 2013 was $581,936, $628,999 and $613,920, respectively.
As of August 31, 2015, there was $571,556 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years. As of August 31, 2015, there were 1,053,826 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.
Stock Options
There were no stock options granted during fiscal 2015, 2014 and 2013. Stock option activity for fiscal 2015 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2014	1,822,031	$25.25	0.6	$101,431
Granted	—	—
Exercised	(1,757,621)	24.92
Forfeited	(6,992)	27.21
Options outstanding as of August 31, 2015	57,418	$35.10	2.4	$3,435
Options exercisable as of August 31, 2015	54,967	$35.39	2.3	$3,272
Options exercisable as of August 31, 2014	1,811,151	25.20	0.6	100,926
Options exercisable as of August 31, 2013	3,660,375	25.04	1.4	173,051

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other information pertaining to option activity is as follows:

	Fiscal
	2015	2014	2013
Total fair value of stock options vested	$103	$561	$771
Total intrinsic value of stock options exercised	106,428	100,213	100,487
Cash received from the exercise of stock options was $43,803 and the income tax benefit realized from the exercise of stock options was $13,659 for fiscal 2015. Remaining stock option compensation expense related to nonvested awards was immaterial as of August 31, 2015.
Employee Share Purchase Plan
2010 ESPP
The 2010 Employee Share Purchase Plan (the “2010 ESPP”) is a nonqualified plan that provides eligible employees of the Company with an opportunity to purchase Accenture plc Class A ordinary shares through payroll deductions. Under the 2010 ESPP, eligible employees may purchase Accenture plc Class A ordinary shares through the Employee Share Purchase Plan (the “ESPP”) or the Voluntary Equity Investment Program (the “VEIP”). Under the ESPP, eligible employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to $7.5 per offering period) to purchase Accenture plc Class A ordinary shares at a discount. Under the VEIP, eligible members of Accenture Leadership may elect to contribute up to 30% of their compensation towards the monthly purchase of Accenture plc Class A ordinary shares at fair market value. At the end of the VEIP program year, Accenture Leadership participants, who did not withdraw from the program, will be granted restricted share units under the Amended 2010 SIP equal to 50% of the number of shares purchased during that year.
A maximum of 45,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2015, Accenture had issued 36,729,462 Accenture plc Class A ordinary shares under the 2010 ESPP. Accenture issued 6,232,031, 7,067,832 and 6,916,088 shares to employees in fiscal 2015, 2014 and 2013, respectively, under the 2010 ESPP.

11.	SHAREHOLDERS’ EQUITY
Accenture Holdings plc Deferred Shares
The Company has 40,000 authorized deferred shares, par value €1 per share. Each deferred share of Accenture Holdings plc entitles its holder to receive payments upon a liquidation of Accenture Holdings plc; however a holder of a deferred share is not entitled to vote on matters submitted to a vote of shareholders of Accenture Holdings plc or to receive dividends.
Accenture Holdings plc Ordinary Shares
Members of Accenture Leadership in certain countries, including the United States, received Accenture SCA Class I common shares in connection with the Company’s transition to a corporate structure. On June 26, 2015, the shareholders of Accenture SCA approved a merger of Accenture SCA with and into Accenture Holdings plc, an Irish public limited company and direct subsidiary of Accenture plc, with Accenture Holdings plc as the surviving entity (the “Merger”). In connection with the Merger, which was completed on August 26, 2015, holders of Accenture SCA Class I common shares (other than Accenture SCA itself) received, on a one-for-one basis, ordinary shares of Accenture Holdings plc. Only Accenture plc, Accenture Holdings plc, Accenture International S.à.r.l. and certain current and former members of Accenture Leadership and their permitted transferees hold Accenture Holdings plc ordinary shares. Each Accenture Holdings plc share entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture Holdings plc and entitles its holders to dividends and liquidation payments.
Accenture Holdings plc is obligated, at the option of the holder, to redeem any outstanding Accenture Holdings plc ordinary share at a redemption price per share generally equal to its current market value as determined in accordance with Accenture Holdings plc’s memorandum and articles of association. Under Accenture Holdings plc’s memorandum and articles of association, the market value of an ordinary share will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture plc Class A ordinary share as reported on the New York Stock Exchange, net of customary brokerage and similar transaction costs, or (ii) if Accenture sells its Class A ordinary shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture plc Class A ordinary share on the New York Stock Exchange, net of customary brokerage and similar transaction costs. Accenture Holdings plc may, at its option, pay this redemption price with cash or by causing Accenture plc to deliver Class A ordinary shares on a one-for-one basis. Each holder of Accenture Holdings plc ordinary shares is entitled to a pro rata part of any dividend and to the value of any remaining assets of Accenture Holdings plc after payment of its liabilities upon dissolution.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

12.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares (or, prior to August 26, 2015, Accenture SCA Class I common shares) and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2015, our aggregate available authorization was $2,580,779 for these share purchase programs and Accenture’s publicly announced open-market share purchase program.
The Company’s share purchase activity during fiscal 2015 was as follows:

	Shares	Amount
Accenture Holdings plc ordinary shares	1,764,896	$162,322
Accenture Canada Holdings Inc. exchangeable shares	187,180	16,735
Total	1,952,076	$179,057
Other Share Redemptions
During fiscal 2015, Accenture issued 6,240,119 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at the Company’s option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
Dividends
The Company’s dividend activity during fiscal 2015 was as follows:

	Dividend Per Share	Accenture Holdings plc Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 17, 2014	$1.02	October 14, 2014	$677,346	October 14, 2014	$1,390	$678,736
May 15, 2015	1.02	April 7, 2015	673,487	April 7, 2015	1,248	674,735
Total Dividends			$1,350,833		$2,638	$1,353,471
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
 Subsequent Event
On September 21, 2015, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.10 per share on its Class A ordinary shares for shareholders of record at the close of business on October 16, 2015. On September 23, 2015, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.10 per share on its ordinary shares for shareholders of record at the close of business on October 13, 2015. Both dividends are payable on November 13, 2015. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
On September 21, 2015, the Board of Directors of Accenture plc approved $5,000,000 in additional share repurchase authority bringing Accenture’s total outstanding authority to $7,580,779.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

13.	LEASE COMMITMENTS
The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes, and sublease income from third parties during fiscal 2015, 2014 and 2013 was as follows:

	Fiscal
	2015	2014	2013
Rental expense	$547,206	$539,711	$529,342
Sublease income from third parties	(27,293)	(29,482)	(31,663)
Future minimum rental commitments under non-cancelable operating leases as of August 31, 2015 were as follows:

	Operating Lease Payments	Operating Sublease Income
2016	$469,626	$(13,809)
2017	410,872	(15,481)
2018	330,772	(12,922)
2019	273,404	(11,920)
2020	238,170	(10,433)
Thereafter	731,679	(68,867)
	$2,454,523	$(133,432)

14.  COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2015 and 2014, the Company has reflected the fair value of $79,023 and $95,581, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, the Company’s consulting arrangements may include warranty provisions that the Company’s solutions will substantially operate in accordance with the applicable system requirements. Indemnification provisions are also included in arrangements under which the Company agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.
Typically, the Company has contractual recourse against third parties for certain payments made by the Company in connection with arrangements where third-party nonperformance has given rise to the client’s claim. Payments by the Company under any of the arrangements described above are generally conditioned on the client making a claim, which may be disputed by the Company typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.
As of August 31, 2015 and 2014, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $655,000 and $768,000, respectively, of which all but approximately $43,000 and $8,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
To date, the Company has not been required to make any significant payment under any of the arrangements described above. The Company has assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations and/or indemnification provisions and believes that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole.
Legal Contingencies
As of August 31, 2015, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

15.	SEGMENT REPORTING
Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately because each operating segment represents a strategic business unit providing consulting and outsourcing services to clients in different industries.
 The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal
2015	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other	Total
Net revenues	$6,349,372	$6,634,771	$5,462,550	$7,596,051	$4,988,627	$16,560	$31,047,931
Depreciation and amortization (1)	152,329	128,413	115,010	168,731	81,440	—	645,923
Operating income	871,388	1,079,397	700,960	1,082,351	701,773	—	4,435,869
Net assets as of August 31 (2)	798,623	186,739	812,278	1,158,953	723,113	(59,371)	3,620,335
2014
Net revenues	$5,923,821	$6,511,228	$5,021,692	$7,394,980	$5,135,309	$15,364	$30,002,394
Depreciation and amortization (1)	136,029	139,759	101,345	169,704	73,906	—	620,743
Operating income	770,166	957,347	678,663	991,844	902,492	—	4,300,512
Net assets as of August 31 (2)	926,952	128,179	791,084	974,546	735,048	(127,396)	3,428,413
2013
Net revenues	$5,686,370	$6,165,663	$4,739,483	$6,806,615	$5,143,073	$21,606	$28,562,810
Depreciation and amortization (1)	129,965	119,111	95,398	167,869	80,685	—	593,028
Operating income	785,543	1,002,785	594,417	985,375	970,560	—	4,338,680
Net assets as of August 31 (2)	712,074	176,601	552,888	667,415	617,743	(54,965)	2,671,756
_______________

(1)	Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each operating segment, as well as an allocation for amounts they do not directly control.

(2)
The Company does not allocate total assets by operating segment. Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services, Deferred contract costs and current and non-current Deferred revenues.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.
Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	North America	Europe	Growth Markets	Total
2015
Net revenues	$14,209,387	$10,929,572	$5,908,972	$31,047,931
Reimbursements	891,443	628,342	346,708	1,866,493
Revenues	15,100,830	11,557,914	6,255,680	32,914,424
Property and equipment, net as of August 31	230,359	179,925	391,600	801,884
2014 (1)
Net revenues	$12,796,846	$11,254,953	$5,950,595	$30,002,394
Reimbursements	882,481	624,219	365,584	1,872,284
Revenues	13,679,327	11,879,172	6,316,179	31,874,678
Property and equipment, net as of August 31	240,886	190,450	362,108	793,444
2013 (1)
Net revenues	$12,035,370	$10,358,861	$6,168,579	$28,562,810
Reimbursements	923,679	520,082	387,714	1,831,475
Revenues	12,959,049	10,878,943	6,556,293	30,394,285
Property and equipment, net as of August 31	255,745	190,871	333,059	779,675
 _______________

(1)
Effective September 1, 2014, we revised the reporting of our geographic regions as follows: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Prior period amounts have been reclassified to conform to the current period presentation.

The Company’s business in the United States represented 43%, 40% and 39% of its consolidated net revenues during fiscal 2015, 2014 and 2013, respectively. No other country individually comprised 10% or more of the Company’s consolidated net revenues during these periods.
The Company conducts business in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31,
	2015	2014	2013
United States	28%	29%	31%
India	26	22	17
Revenues by type of work were as follows:

	Fiscal
	2015	2014	2013
Consulting	$16,203,915	$15,737,661	$15,383,485
Outsourcing	14,844,016	14,264,733	13,179,325
Net revenues	31,047,931	30,002,394	28,562,810
Reimbursements	1,866,493	1,872,284	1,831,475
Revenues	$32,914,424	$31,874,678	$30,394,285

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

16.	QUARTERLY DATA (unaudited)

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,895,715	$7,493,329	$7,770,382	$7,888,505	$31,047,931
Reimbursements	447,542	438,261	504,684	476,006	1,866,493
Revenues	8,343,257	7,931,590	8,275,066	8,364,511	32,914,424
Cost of services before reimbursable expenses	5,356,425	5,252,690	5,245,477	5,384,100	21,238,692
Reimbursable expenses	447,542	438,261	504,684	476,006	1,866,493
Cost of services	5,803,967	5,690,951	5,750,161	5,860,106	23,105,185
Operating income	1,187,709	1,021,033	1,133,519	1,093,608	4,435,869
Net income	892,242	743,192	850,230	788,125	3,273,789
Net income attributable to Accenture Holdings plc	880,380	730,356	838,449	777,179	3,226,364

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,358,749	$7,130,667	$7,735,638	$7,777,340	$30,002,394
Reimbursements	440,947	436,816	504,542	489,979	1,872,284
Revenues	7,799,696	7,567,483	8,240,180	8,267,319	31,874,678
Cost of services before reimbursable expenses	4,909,402	4,900,525	5,199,281	5,308,720	20,317,928
Reimbursable expenses	440,947	436,816	504,542	489,979	1,872,284
Cost of services	5,350,349	5,337,341	5,703,823	5,798,699	22,190,212
Operating income	1,091,099	951,282	1,178,766	1,079,365	4,300,512
Net income	811,646	722,331	881,813	760,168	3,175,958
Net income attributable to Accenture Holdings plc	799,201	712,635	867,046	743,139	3,122,021