Form 10-Q
period 2016-02-29
Accenture Holdings plc
filed 2016-03-24
CIK 1647339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s ordinary shares, par value €0.000001 per share, outstanding as of March 10, 2016 was 1,020,207,101 (which number includes 991,561,199 issued shares held by the registrant or its controlling shareholder).

ACCENTURE HOLDINGS PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
February 29, 2016 and August 31, 2015
(In thousands of U.S. dollars, except share and per share amounts)

	February 29, 2016	August 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,034,659	$4,360,766
Short-term investments	2,820	2,448
Receivables from clients, net	3,986,141	3,840,920
Unbilled services, net	2,020,413	1,884,504
Deferred income taxes, net	868,631	879,320
Other current assets	766,136	611,436
Total current assets	10,678,800	11,579,394
NON-CURRENT ASSETS:
Unbilled services, net	55,945	15,501
Investments	61,037	45,027
Property and equipment, net	856,403	801,884
Goodwill	3,501,419	2,929,833
Deferred contract costs	679,135	655,482
Deferred income taxes, net	1,255,400	1,274,019
Other non-current assets	1,059,639	964,918
Total non-current assets	7,468,978	6,686,664
TOTAL ASSETS	$18,147,778	$18,266,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,784	$1,848
Accounts payable	1,103,343	1,151,464
Deferred revenues	2,328,485	2,251,617
Accrued payroll and related benefits	2,970,823	3,687,468
Accrued consumption taxes	323,846	319,350
Income taxes payable	304,883	516,827
Deferred income taxes, net	43,722	41,193
Other accrued liabilities	496,293	562,432
Total current liabilities	7,573,179	8,532,199
NON-CURRENT LIABILITIES:
Long-term debt	26,866	25,587
Deferred revenues	730,127	524,455
Retirement obligation	1,118,278	1,108,623
Deferred income taxes, net	121,879	113,590
Income taxes payable	871,213	996,077
Other non-current liabilities	332,720	317,956
Total non-current liabilities	3,201,083	3,086,288
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Deferred shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 29, 2016 and August 31, 2015	46	46
Ordinary shares, par value .000001 euros per share, 40,000,000,000 shares authorized, 1,020,207,101 shares issued as of February 29, 2016 and August 31, 2015	1	1
Restricted share units (related to Accenture plc Class A ordinary shares)	878,172	1,031,203
Additional paid-in capital	7,393,446	7,594,609
Treasury shares, at cost: 353,851,910 and 350,417,202 ordinary shares as of February 29, 2016 and August 31, 2015, respectively	(18,050,126)	(17,709,448)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of February 29, 2016 and August 31, 2015	(456,864)	(456,864)
Retained earnings	18,901,904	17,395,055
Accumulated other comprehensive loss	(1,542,225)	(1,435,984)
Total Accenture Holdings plc shareholders’ equity	7,124,354	6,418,618
Noncontrolling interests	249,162	228,953
Total shareholders’ equity	7,373,516	6,647,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,147,778	$18,266,058
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 29, 2016 and February 28, 2015
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,945,565	$7,493,329	$15,958,728	$15,389,044
Reimbursements	451,488	438,261	904,309	885,803
Revenues	8,397,053	7,931,590	16,863,037	16,274,847
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,575,749	5,252,690	11,026,393	10,609,115
Reimbursable expenses	451,488	438,261	904,309	885,803
Cost of services	6,027,237	5,690,951	11,930,702	11,494,918
Sales and marketing	830,332	798,644	1,706,125	1,706,218
General and administrative costs	451,440	420,962	916,906	864,969
Total operating expenses	7,309,009	6,910,557	14,553,733	14,066,105
OPERATING INCOME	1,088,044	1,021,033	2,309,304	2,208,742
Interest income	6,727	9,340	13,853	19,439
Interest expense	(4,543)	(3,905)	(8,595)	(6,716)
Other expense, net	(21,213)	(21,508)	(17,184)	(24,487)
Gain on sale of business	553,577	—	553,577	—
INCOME BEFORE INCOME TAXES	1,622,592	1,004,960	2,850,955	2,196,978
Provision for income taxes	222,734	261,768	582,416	561,544
NET INCOME	1,399,858	743,192	2,268,539	1,635,434
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(2,482)	(1,423)	(4,019)	(3,209)
Net income attributable to noncontrolling interests – other	(9,959)	(11,413)	(20,165)	(21,489)
NET INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$1,387,417	$730,356	$2,244,355	$1,610,736
Cash dividends per share	$—	$—	$1.10	$1.02
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 29, 2016 and February 28, 2015
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
NET INCOME	$1,399,858	$743,192	$2,268,539	$1,635,434
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation	(26,934)	(144,165)	(136,938)	(323,597)
Defined benefit plans	3,708	4,527	7,997	8,591
Cash flow hedges	(11,483)	59,565	22,803	78,129
Marketable securities	(103)	—	(103)	—
OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	(34,812)	(80,073)	(106,241)	(236,877)
Other comprehensive income (loss) attributable to noncontrolling interests	575	(7,878)	(4,187)	(14,686)
COMPREHENSIVE INCOME	$1,365,621	$655,241	$2,158,111	$1,383,871

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$1,352,605	$650,283	$2,138,114	$1,373,859
Comprehensive income attributable to noncontrolling interests	13,016	4,958	19,997	10,012
COMPREHENSIVE INCOME	$1,365,621	$655,241	$2,158,111	$1,383,871
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 29, 2016
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Deferred Shares		Ordinary Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)		Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity
	$	No. Shares	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2015	$46	40	$1	1,020,207	$1,031,203	$7,594,609	$(17,709,448)	(350,417)	$(456,864)	(13,817)	$17,395,055	$(1,435,984)	$6,418,618	$228,953	$6,647,571
Net income											2,244,355		2,244,355	24,184	2,268,539
Other comprehensive loss												(106,241)	(106,241)	(4,187)	(110,428)
Income tax benefit on share-based compensation plans						109,926							109,926		109,926
Share-based compensation expense					333,495	24,220							357,715		357,715
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares						1,526	(1,199,121)	(11,887)					(1,197,595)	(2,145)	(1,199,740)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs					(509,715)	(332,611)	858,443	8,452					16,117	29	16,146
Dividends					23,189						(742,571)		(719,382)	(1,294)	(720,676)
Other, net						(4,224)					5,065		841	3,622	4,463
Balance as of February 29, 2016	$46	40	$1	1,020,207	$878,172	$7,393,446	$(18,050,126)	(353,852)	$(456,864)	(13,817)	$18,901,904	$(1,542,225)	$7,124,354	$249,162	$7,373,516
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 29, 2016 and February 28, 2015
(In thousands of U.S. dollars)
(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,268,539	$1,635,434
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	354,627	318,755
Share-based compensation expense	357,715	336,115
Gain on sale of business	(553,577)	—
Deferred income taxes, net	(62,810)	(4,080)
Other, net	(52,964)	(182,509)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(172,884)	(54,725)
Unbilled services, current and non-current, net	(155,667)	(156,320)
Other current and non-current assets	(383,309)	(389,521)
Accounts payable	(75,286)	(39,147)
Deferred revenues, current and non-current	329,608	243,718
Accrued payroll and related benefits	(641,903)	(192,803)
Income taxes payable, current and non-current	(263,513)	(249,455)
Other current and non-current liabilities	(19,925)	(91,275)
Net cash provided by operating activities	928,651	1,174,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,539	1,941
Purchases of property and equipment	(242,845)	(133,426)
Purchases of businesses and investments, net of cash acquired	(747,637)	(119,462)
Proceeds from the sale of business, net of cash transferred	618,310	—
Net cash used in investing activities	(370,633)	(250,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of ordinary and deferred shares	16,146	129,531
Purchases of shares	(1,199,740)	(1,091,142)
Proceeds from long-term debt, net	378	268
Cash dividends paid	(720,676)	(678,736)
Excess tax benefits from share-based payment arrangements	78,801	64,892
Other, net	(12,313)	(16,092)
Net cash used in financing activities	(1,837,404)	(1,591,279)
Effect of exchange rate changes on cash and cash equivalents	(46,721)	(191,866)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,326,107)	(859,905)
CASH AND CASH EQUIVALENTS, beginning of period	4,360,766	4,921,305
CASH AND CASH EQUIVALENTS, end of period	$3,034,659	$4,061,400
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2016.
Accenture plc (“Accenture”) is a holding company incorporated in Ireland with no material assets other than Accenture Holdings plc ordinary and deferred shares. Accenture is the controlling shareholder of the Company.
Allowances for Client Receivables and Unbilled Services
As of February 29, 2016 and August 31, 2015, total allowances recorded for client receivables and unbilled services were $71,068 and $70,165, respectively.
Accumulated Depreciation
As of February 29, 2016 and August 31, 2015, total accumulated depreciation was $1,693,320 and $1,648,968, respectively.
Income Taxes
The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
The Company’s effective tax rates for the three months ended February 29, 2016 and February 28, 2015 were 13.7% and 26.0%, respectively. The Company’s effective tax rates for the six months ended February 29, 2016 and February 28, 2015 were 20.4% and 25.6%, respectively. Absent the gain from the Navitaire divestiture and related tax impact recorded during the three months ended February 29, 2016 (see Note 3 (Business Combinations and Divestiture) to these Consolidated Financial Statements), the effective tax rates would have been 15.4% and 22.8% for the three and six months ended February 29, 2016, respectively. During the three and six months ended February 29, 2016, the Company recorded benefits related to final determination of U.S. Federal taxes for fiscal 2012 of $99,212 and benefits related to changes in the geographic distribution of earnings. During the three and six months ended February 28, 2015, the Company recorded benefits related to final determination of U.S. Federal taxes for fiscal years 2010 and 2011 of $169,829. This was offset by expenses of $171,276 associated with an increase in deferred tax liabilities during the three months ended February 28, 2015 when the Company concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested.
New Accounting Pronouncements
On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU will be effective for the Company beginning September 1, 2019, including interim periods in its fiscal year 2020, and allows for a modified retrospective method upon adoption. The Company is in the process of assessing the impact of this ASU on its Consolidated Financial Statements.
On January 5, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The ASU will be effective for the Company beginning September 1, 2017, including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of transition upon adoption. The Company is in the process of determining whether to early adopt the standard, which is permitted, and assessing the impact of this ASU on its Consolidated Financial Statements.
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture Holdings plc:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Foreign currency translation
Beginning balance	$(949,483)	$(518,758)	$(839,479)	$(339,326)
Foreign currency translation	(29,210)	(153,781)	(142,673)	(341,634)
Income tax benefit	2,865	1,623	1,493	3,191
Portion attributable to noncontrolling interests	(589)	7,993	4,242	14,846
Foreign currency translation, net of tax	(26,934)	(144,165)	(136,938)	(323,597)
Ending balance	(976,417)	(662,923)	(976,417)	(662,923)

Defined benefit plans
Beginning balance	(556,014)	(564,113)	(560,303)	(568,177)
Reclassifications into net periodic pension and post-retirement expense (1)	6,572	6,914	13,205	13,309
Income tax expense	(2,858)	(2,379)	(5,194)	(4,702)
Portion attributable to noncontrolling interests	(6)	(8)	(14)	(16)
Defined benefit plans, net of tax	3,708	4,527	7,997	8,591
Ending balance	(552,306)	(559,586)	(552,306)	(559,586)

Cash flow hedges
Beginning balance	(282)	1,870	(34,568)	(16,694)
Unrealized (losses) gains	(23,599)	96,506	24,748	117,816
Reclassification adjustments into Cost of services	2,529	(5,642)	3,979	(4,722)
Income tax benefit (expense)	9,567	(31,192)	(5,883)	(34,821)
Portion attributable to noncontrolling interests	20	(107)	(41)	(144)
Cash flow hedges, net of tax	(11,483)	59,565	22,803	78,129
Ending balance (2)	(11,765)	61,435	(11,765)	61,435

Marketable securities
Beginning balance	(1,634)	—	(1,634)	—
Unrealized losses	(170)	—	(170)	—
Income tax benefit	67	—	67	—
Marketable securities, net of tax	(103)	—	(103)	—
Ending balance	(1,737)	—	(1,737)	—

Accumulated other comprehensive loss	$(1,542,225)	$(1,161,074)	$(1,542,225)	$(1,161,074)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of February 29, 2016, $2,351 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. BUSINESS COMBINATIONS AND DIVESTITURE
Business Combinations
On October 20, 2015, the Company acquired Cloud Sherpas (through its holding company Declarative Holdings, Inc.), a leader in cloud advisory and technology services for approximately $406,562, net of cash acquired. This acquisition enhances the Company’s ability to provide clients with cloud strategy and technology consulting, as well as cloud application implementation, integration and management services, and resulted in approximately 1,100 employees joining the Company. In connection with this acquisition, the Company recorded goodwill of $389,093, which was allocated to all five reportable operating segments, and intangible assets of $68,200, primarily related to customer-related intangibles. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to seven years. The pro forma effects of this acquisition on the Company’s operations were not material.
During the six months ended February 29, 2016, the Company completed other individually immaterial acquisitions for total consideration of $322,689, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
Divestiture
On January 26, 2016, the Company completed the sale of Navitaire LLC (Navitaire), a wholly owned subsidiary of Accenture that provides technology and business solutions to the airline industry, to Amadeus IT Group, S.A. (Amadeus). Concurrent with the sale, the Company also entered into several arrangements to provide services to Amadeus, principally infrastructure outsourcing over the next five years. The Company received a total of $832,810, net of transaction costs and cash divested, of which $214,500 was recorded as deferred revenue attributable to arrangements to provide services to Amadeus. In connection with the sale of Navitaire, the Company recorded a gain of $553,577 (reported in “Gain on sale of business” in the Consolidated Income Statements) and recorded related income taxes of $58,278. Adjustments related to the completion of certain post-closing matters, including a true-up of divested working capital, may be recorded in subsequent periods. Approximately 600 Navitaire employees transferred to Amadeus as a part of this sale.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2015	Additions/ Adjustments	Foreign Currency Translation	February 29, 2016
Communications, Media & Technology	$364,824	$148,583	$(10,810)	$502,597
Financial Services	713,430	158,633	(11,433)	860,630
Health & Public Service	588,893	129,991	(2,428)	716,456
Products	1,001,768	71,391	(20,895)	1,052,264
Resources	260,918	116,669	(8,115)	369,472
Total	$2,929,833	$625,267	$(53,681)	$3,501,419
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	February 29, 2016			August 31, 2015
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$529,285	$(141,719)	$387,566	$449,219	$(120,841)	$328,378
Technology	115,491	(55,320)	60,171	104,824	(44,988)	59,836
Patents	117,669	(56,854)	60,815	114,979	(54,064)	60,915
Other	37,755	(14,492)	23,263	31,480	(15,702)	15,778
Total	$800,200	$(268,385)	$531,815	$700,502	$(235,595)	$464,907
Total amortization related to the Company’s intangible assets was $29,640 and $57,364 for the three and six months ended February 29, 2016, respectively. Total amortization related to the Company’s intangible assets was $19,856 and $47,578 for the three and six months ended February 28, 2015, respectively. Estimated future amortization related to intangible assets held as of February 29, 2016 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2016	$59,134
2017	102,030
2018	85,971
2019	66,779
2020	62,482
Thereafter	155,419
Total	$531,815

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the six months ended February 29, 2016 was as follows:

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
Subsequent Event
On March 23, 2016, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.10 per share on its Class A ordinary shares for shareholders of record at the close of business on April 15, 2016. On March 23, 2016, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.10 per share on its ordinary shares for shareholders of record at the close of business on April 12, 2016. Both dividends are payable on May 13, 2016. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 29, 2016 and February 28, 2015, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 2 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $15,578 and a net loss of $57,399 for the three and six months ended February 29, 2016, respectively, and a net loss of $67,060 and $172,590 for the three and six months ended February 28, 2015, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 29, 2016	August 31, 2015
Assets
Cash Flow Hedges
Other current assets	$41,110	$28,282
Other non-current assets	12,935	13,503
Other Derivatives
Other current assets	19,531	18,233
Total assets	$73,576	$60,018
Liabilities
Cash Flow Hedges
Other accrued liabilities	$38,759	$48,683
Other non-current liabilities	43,428	48,746
Other Derivatives
Other accrued liabilities	32,569	31,862
Total liabilities	$114,756	$129,291
Total fair value	$(41,180)	$(69,273)
Total notional value	$6,721,272	$6,363,110
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

	February 29, 2016	August 31, 2015
Net derivative assets	$63,259	$36,661
Net derivative liabilities	104,439	105,934
Total fair value	$(41,180)	$(69,273)

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. RETIREMENT AND PROFIT SHARING PLANS
Subsequent Event
On March 18, 2016, Accenture plc’s Board of Directors approved an amendment to terminate the Company’s U.S. pension plan, effective May 30, 2016, for all active and former employees who are no longer accruing benefits in the pension plan (approximately 16,200 people). The amendment also provides for the creation of a separate defined benefit plan with substantially the same terms for approximately 600 active employees who are currently eligible to accrue benefits. The U.S. pension plan is expected to be settled in 12 to 18 months, subject to receipt of customary regulatory approvals.
The Company’s ultimate settlement obligation will depend upon both the nature and timing of participant settlements and prevailing market conditions. Upon settlement, the Company expects to recognize additional expense, consisting of unrecognized actuarial losses included in Accumulated other comprehensive loss that totaled approximately $337,000 as of August 31, 2015, adjusted for the difference between the ultimate settlement obligation and the Company’s accrued pension obligation. The Company does not expect the settlement of the U.S. pension plan obligations to have a material impact on its cash position.
8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of February 29, 2016 and August 31, 2015, the Company has reflected the fair value of $65,420 and $79,023, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of February 29, 2016 and August 31, 2015, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $634,000 and $655,000, respectively, of which all but approximately $73,000 and $43,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of February 29, 2016, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	February 29, 2016		February 28, 2015
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,606,700	$242,512	$1,516,785	$201,661
Financial Services	1,684,729	230,534	1,589,535	228,161
Health & Public Service	1,482,264	209,795	1,319,917	163,830
Products	1,994,530	286,336	1,850,953	271,826
Resources	1,173,997	118,867	1,211,826	155,555
Other	3,345	—	4,313	—
Total	$7,945,565	$1,088,044	$7,493,329	$1,021,033

	Six Months Ended
	February 29, 2016		February 28, 2015
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$3,211,339	$490,385	$3,097,822	$390,418
Financial Services	3,429,945	553,319	3,305,762	525,743
Health & Public Service	2,906,131	382,373	2,688,359	365,633
Products	3,984,653	577,559	3,781,284	561,558
Resources	2,419,081	305,668	2,507,307	365,390
Other	7,579	—	8,510	—
Total	$15,958,728	$2,309,304	$15,389,044	$2,208,742

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in certain markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There continues to be significant volatility in foreign currency exchange rates. The majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and the U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and we expect will continue to have a material effect on our financial results.
Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2016 increased 6% in U.S. dollars and 12% in local currency compared to the second quarter of fiscal 2015. Net revenues for the six months ended February 29, 2016 increased 4% in U.S. dollars and 11% in local currency compared to the six months ended February 28, 2015. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. All of our operating groups achieved quarterly year-over-year revenue growth in local currency in the second quarter of fiscal 2016, with very strong growth in Health & Public Service, Products, Communications, Media & Technology and Financial Services, while Resources experienced modest growth. Revenue growth in local currency was significant in consulting and solid in outsourcing during the second quarter of fiscal 2016. While the business environment remained competitive, pricing was relatively stable and we saw improvement in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the second quarter of fiscal 2016 increased 12% in U.S. dollars and 18% in local currency compared to the second quarter of fiscal 2015. Net consulting revenues for the six months ended February 29, 2016 increased 9% in U.S. dollars and 17% in local currency compared to the six months ended February 28, 2015. We continue to experience growing demand for digital-related services and assisting clients with the adoption of new technologies. In addition, clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2015, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the second quarter of fiscal 2016 were flat in U.S. dollars and increased 6% in local currency compared to the second quarter of fiscal 2015. Net outsourcing revenues for the six months ended February 29, 2016 decreased 2% in U.S. dollars and increased 5% in local currency compared to the six months ended February 28, 2015. We are experiencing growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2015, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2015, the U.S. dollar strengthened significantly against many currencies during the three and six months ended February 29, 2016, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 6% and 7% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2016, we estimate that our full fiscal 2016 revenue growth will be approximately 5% lower in U.S. dollars than in local currency.
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

Utilization for the second quarter of fiscal 2016 was 90%, flat with the first quarter of fiscal 2016, and down from 91% in the second quarter of fiscal 2015. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 373,000 as of February 29, 2016, compared to approximately 323,000 as of February 28, 2015. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, primarily those delivered through our Global Delivery Network, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2016 was 13%, flat with the first quarter of fiscal 2016, and down from 14% in the second quarter of fiscal 2015. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases for fiscal 2016 became effective December 1, 2015. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2016 was 29.8%, compared with 29.9% for the second quarter of fiscal 2015. Gross margin for the six months ended February 29, 2016 was 30.9%, compared with 31.1% for the six months ended February 28, 2015. The reduction in gross margin for the first half of fiscal 2016 was principally due to higher costs associated with acquisition activity and higher labor costs as a percentage of net revenues compared to the same period in fiscal 2015.
Sales and marketing and general and administrative costs as a percentage of net revenues were 16.1% for the second quarter of fiscal 2016 and 16.4% for the six months ended February 29, 2016, compared with 16.3% for the second quarter of fiscal 2015 and 16.7% for the six months ended February 28, 2015. We continuously monitor these costs and implement cost-management actions, as appropriate. For the six months ended February 29, 2016 compared to the six months ended February 28, 2015, sales and marketing costs as a percentage of net revenues decreased 40 basis points principally due to improved operational efficiency in our business development activities. General and administrative costs as a percentage of net revenues increased 10 basis points.
Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2016 was 13.7%, compared with 13.6% for the second quarter of fiscal 2015. Operating margin for the six months ended February 29, 2016 was 14.5%, compared with 14.4% for the six months ended February 28, 2015. Our Operating income is affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs.
During the second quarter of fiscal 2016, we recorded a $554 million pre-tax Gain on sale of business related to a divestiture of our Navitaire business. For additional information, see Note 3 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
The effective tax rates for the second quarter of fiscal 2016 and six months ended February 29, 2016 were 13.7% and 20.4%, respectively. Absent the gain on the Navitaire divestiture and related $58 million in taxes, our effective tax rates for the second quarter of fiscal 2016 and six months ended February 29, 2016 would have been 15.4% and 22.8%, respectively. For additional information see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
We have presented the effective tax rate excluding the Gain on sale of business, net of taxes, from the Navitaire divestiture, as we believe doing so facilitates understanding as to both the impact of this gain and our operating performance in comparison to the prior period.
New Bookings
New bookings for the second quarter of fiscal 2016 were $9.55 billion, with consulting bookings of $5.01 billion and outsourcing bookings of $4.54 billion. New bookings for the six months ended February 29, 2016 were $17.29 billion, with consulting bookings of $9.43 billion and outsourcing bookings of $7.86 billion.

Results of Operations for the Three Months Ended February 29, 2016 Compared to the Three Months Ended February 28, 2015
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended
	February 29, 2016	February 28, 2015			February 29, 2016	February 28, 2015
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,607	$1,517	6%	13%	20%	20%
Financial Services	1,685	1,590	6	13	21	21
Health & Public Service	1,482	1,320	12	15	19	18
Products	1,995	1,851	8	14	25	25
Resources	1,174	1,212	(3)	4	15	16
Other	3	4	n/m	n/m	—	—
TOTAL NET REVENUES	7,946	7,493	6%	12%	100%	100%
Reimbursements	451	438	3
TOTAL REVENUES	$8,397	$7,932	6%
GEOGRAPHIC REGIONS
North America	$3,791	$3,412	11%	12%	48%	46%
Europe	2,785	2,660	5	14	35	35
Growth Markets	1,370	1,422	(4)	10	17	19
TOTAL NET REVENUES	$7,946	$7,493	6%	12%	100%	100%
TYPE OF WORK
Consulting	$4,293	$3,839	12%	18%	54%	51%
Outsourcing	3,653	3,654	—	6	46	49
TOTAL NET REVENUES	$7,946	$7,493	6%	12%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015:
Operating Groups

•
Communications, Media & Technology net revenues increased 13% in local currency. Consulting revenues reflected very significant growth, driven by growth across all industry groups and geographic regions, led by Electronics & High Tech and Communications in North America. Outsourcing revenues reflected strong growth, driven by Media & Entertainment and Electronics & High Tech in North America, partially offset by a decline in Communications in North America.

•
Financial Services net revenues increased 13% in local currency. Consulting revenues reflected very significant growth in both industry groups and in all geographic regions, led by Banking & Capital Markets in Europe and Insurance in North America. Outsourcing revenues reflected modest growth, driven by both industry groups in Growth Markets and Banking & Capital Markets in North America, partially offset by a decline in Insurance in North America.

•
Health & Public Service net revenues increased 15% in local currency. Consulting revenues reflected significant growth, driven by both industry groups in North America and Health in Growth Markets. Outsourcing revenues reflected very strong growth, led by Public Service and Health in North America.

•
Products net revenues increased 14% in local currency. Consulting revenues reflected very significant growth, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as

Industrial in Europe and Life Sciences in North America. Outsourcing revenues reflected modest growth, driven by Industrial and Life Sciences in Europe, partially offset by declines in Consumer Goods, Retail & Travel Services in Europe and Industrial in North America.

•
Resources net revenues increased 4% in local currency. Consulting revenue growth was driven by Utilities across all geographic regions and Chemicals & Natural Resources in Europe. These increases were partially offset by declines in Chemicals & Natural Resources in North America and Growth Markets and Energy in Europe and Growth Markets. Outsourcing revenues reflected modest growth, driven by Chemicals & Natural Resources and Utilities in Growth Markets.

Geographic Regions

•	North America net revenues increased 12% in local currency, driven by the United States.

•	Europe net revenues increased 14% in local currency, driven by the United Kingdom, Italy, Spain, Switzerland, Germany and France.

•	Growth Markets net revenues increased 10% in local currency, led by Japan.
Operating Expenses
Operating expenses for the second quarter of fiscal 2016 increased $398 million, or 6%, over the second quarter of fiscal 2015, and decreased as a percentage of revenues to 87.0% from 87.1% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2016 increased $385 million, or 6%, over the second quarter of fiscal 2015, and decreased as a percentage of net revenues to 86.3% from 86.4% during this period.
Cost of Services
Cost of services for the second quarter of fiscal 2016 increased $336 million, or 6%, over the second quarter of fiscal 2015, and remained flat as a percentage of revenues at 71.8% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2016 increased $323 million, or 6%, over the second quarter of fiscal 2015, and increased as a percentage of net revenues to 70.2% from 70.1% during this period. Gross margin for the second quarter of fiscal 2016 decreased to 29.8% from 29.9% during this period. The reduction in gross margin for the second quarter of fiscal 2016 was principally due to higher costs associated with acquisition activity and higher labor costs as a percentage of net revenues, partially offset by lower non-payroll costs as a percentage of net revenues compared to the second quarter of fiscal 2015.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2016 increased $32 million, or 4%, over the second quarter of fiscal 2015, and decreased as a percentage of net revenues to 10.5% from 10.7% during this period.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2016 increased $30 million, or 7%, over the second quarter of fiscal 2015, and increased as a percentage of net revenues to 5.7% from 5.6% during this period.
Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2016 increased $67 million, or 7%, over the second quarter of fiscal 2015. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	February 29, 2016		February 28, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$243	15%	$202	13%	$41
Financial Services	231	14	228	14	2
Health & Public Service	210	14	164	12	46
Products	286	14	272	15	15
Resources	119	10	156	13	(37)
Total	$1,088	13.7%	$1,021	13.6%	$67
 _______________
Amounts in table may not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the second quarter of fiscal 2016 was similar to that disclosed for Net revenue. In addition, during the second quarter of fiscal 2016, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015:

•	Communications, Media & Technology operating income increased primarily due to higher contract profitability and consulting revenue growth.

•	Financial Services operating income was flat year-over-year as consulting revenue growth was partially offset by higher sales and marketing costs as a percentage of net revenues.

•	Health & Public Service operating income increased due to revenue growth, higher contract profitability and lower sales and marketing costs as a percentage of net revenues.

•	Products operating income increased due to consulting revenue growth.

•	Resources operating income decreased primarily due to lower outsourcing contract profitability.
Gain on Sale of Business
We recorded a gain from the Navitaire divestiture of $554 million during the second quarter of fiscal 2016. For additional information, refer to Note 3 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2016 was 13.7%, compared with 26.0% for the second quarter of fiscal 2015. Absent the gain on the Navitaire divestiture and related $58 million in taxes , the effective tax rate for the second quarter of fiscal 2016 would have been 15.4%. The effective tax rate for the second quarter of fiscal 2016 benefited from a final determination of U.S. Federal taxes for fiscal 2012 as well as changes in the geographic distribution of earnings. The effective tax rate for the second quarter of fiscal 2015 benefited from a final determination of U.S.Federal taxes for fiscal years 2010 and 2011. This was offset by expenses associated with an increase in deferred tax liabilities during the second quarter of fiscal 2015, when the Company concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested. For more information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Net Income
Net income for the second quarter of fiscal 2016 increased $657 million, or 88%, over the second quarter of fiscal 2015. Absent the impact of the Gain on sale of business, net of taxes, from the Navitaire divestiture, Net income increased $161 million compared with the second quarter of fiscal 2015, primarily due to a lower effective tax rate and higher revenues and operating results.

Results of Operations for the Six Months Ended February 29, 2016 Compared to the Six Months Ended February 28, 2015
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended		Percent Increase(Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Six Months Ended
	February 29, 2016	February 28, 2015			February 29, 2016	February 28, 2015
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$3,211	$3,098	4%	13%	20%	20%
Financial Services	3,430	3,306	4	13	22	22
Health & Public Service	2,906	2,688	8	12	18	17
Products	3,985	3,781	5	13	25	25
Resources	2,419	2,507	(4)	5	15	16
Other	8	9	n/m	n/m	—	—
TOTAL NET REVENUES	15,959	15,389	4%	11%	100%	100%
Reimbursements	904	886	2
TOTAL REVENUES	$16,863	$16,275	4%
GEOGRAPHIC REGIONS
North America	$7,554	$6,850	10%	11%	47%	45%
Europe	5,669	5,565	2	13	36	36
Growth Markets	2,735	2,974	(8)	8	17	19
TOTAL NET REVENUES	$15,959	$15,389	4%	11%	100%	100%
TYPE OF WORK
Consulting	$8,639	$7,932	9%	17%	54%	52%
Outsourcing	7,320	7,457	(2)	5	46	48
TOTAL NET REVENUES	$15,959	$15,389	4%	11%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the six months ended February 29, 2016 compared to the six months ended February 28, 2015:
Operating Groups

•
Communications, Media & Technology net revenues increased 13% in local currency. Consulting revenues reflected very significant growth, driven by growth across all industry groups and geographic regions, led by Communications. Outsourcing revenue growth was driven by Media & Entertainment and Electronics & High Tech in North America, partially offset by a decline in Communications in North America.

•
Financial Services net revenues increased 13% in local currency. Consulting revenues reflected very significant growth in both industry groups and in all geographic regions, led by Banking & Capital Markets in Europe and Insurance in North America. Outsourcing revenues reflected modest growth, driven by both industry groups in Growth Markets and Banking & Capital Markets in North America, partially offset by a decline in Insurance in North America.

•
Health & Public Service net revenues increased 12% in local currency. Consulting revenues reflected strong growth, driven by both industry groups in North America and Health in Growth Markets, partially offset by a decline in Public Service in Growth Markets. Outsourcing revenues reflected very strong growth, led by Public Service and Health in North America.

•
Products net revenues increased 13% in local currency. Consulting revenues reflected very significant growth, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Industrial in Europe and Life Sciences in North America. Outsourcing revenues reflected modest growth, driven by Industrial and Life Sciences in Europe and Consumer Goods, Retail & Travel Services in Growth Markets. These outsourcing increases were partially offset by declines in Consumer Goods, Retail & Travel Services in Europe and Industrial in North America.

•
Resources net revenues increased 5% in local currency. Consulting revenues reflected strong growth, driven by Utilities across all geographic regions and Chemicals & Natural Resources in Europe. These increases were partially offset by declines in Chemicals & Natural Resources in Growth Markets and Energy in Europe and Growth Markets. Outsourcing revenues reflected slight growth, driven by Utilities across all geographic regions.

Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 13% in local currency, driven by the United Kingdom, Italy, Spain, Switzerland, Germany and France.

•	Growth Markets net revenues increased 8% in local currency, led by Japan.
Operating Expenses
Operating expenses for the six months ended February 29, 2016 increased $488 million, or 3%, over the six months ended February 28, 2015, and decreased as a percentage of revenues to 86.3% from 86.4% during this period. Operating expenses before reimbursable expenses for the six months ended February 29, 2016 increased $469 million, or 4%, over the six months ended February 28, 2015, and decreased as a percentage of net revenues to 85.5% from 85.6% during this period.
Cost of Services
Cost of services for the six months ended February 29, 2016 increased $436 million, or 4%, over the six months ended February 28, 2015, and increased as a percentage of revenues to 70.8% from 70.6% during this period. Cost of services before reimbursable expenses for the six months ended February 29, 2016 increased $417 million, or 4%, over the six months ended February 28, 2015, and increased as a percentage of net revenues to 69.1% from 68.9% during this period. Gross margin for the six months ended February 29, 2016 decreased to 30.9% from 31.1% during this period. The reduction in gross margin for the six months ended February 29, 2016 was principally due to higher costs associated with acquisition activity and higher labor costs as a percentage of net revenues compared to the six months ended February 28, 2015.
Sales and Marketing
Sales and marketing expense for the six months ended February 29, 2016 was flat with the six months ended February 28, 2015, and decreased as a percentage of net revenues to 10.7% from 11.1% during this period. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the six months ended February 29, 2016 increased $52 million, or 6%, over the six months ended February 28, 2015, and increased as a percentage of net revenues to 5.7% from 5.6% during this period.
Operating Income and Operating Margin
Operating income for the six months ended February 29, 2016 increased $101 million, or 5%, over the six months ended February 28, 2015. Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended
	February 29, 2016		February 28, 2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$490	15%	$390	13%	$100
Financial Services	553	16	526	16	28
Health & Public Service	382	13	366	14	17
Products	578	14	562	15	16
Resources	306	13	365	15	(60)
Total	$2,309	14.5%	$2,209	14.4%	$101

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the six months ended February 29, 2016 was similar to that disclosed for Net revenue. In addition, during the six months ended February 29, 2016, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for the six months ended February 29, 2016 compared with the six months ended February 28, 2015:

•	Communications, Media & Technology operating income increased primarily due to higher contract profitability and consulting revenue growth.

•	Financial Services operating income increased primarily due to consulting revenue growth and higher contract profitability.

•	Health & Public Service operating income increased due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Products operating income increased due to consulting revenue growth.

•	Resources operating income decreased primarily due to lower outsourcing contract profitability, partially offset by lower sales and marketing costs as a percentage of net revenues.
Gain on Sale of Business
We recorded a gain from the Navitaire divestiture of $554 million during the six months ended February 29, 2016. For additional information, refer to Note 3 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Provision for Income Taxes
The effective tax rate for the six months ended February 29, 2016 was 20.4%, compared with 25.6% for the six months ended February 28, 2015. Absent the gain on the Navitaire divestiture and related $58 million in taxes, the effective tax rate for the six months ended February 29, 2016 would have been 22.8%. The effective tax rate for the six months ended February 29, 2016 benefited from a final determination of U.S. Federal taxes for fiscal 2012 as well as changes in the geographic distribution of earnings. The effective tax rate for the six months ended February 28, 2015, benefited from a final determination of U.S. Federal taxes for fiscal years 2010 and 2011. This was offset by expenses associated with an increase in deferred tax liabilities during the six months ended February 28, 2015, when the Company concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested. For more information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2016 annual effective tax rate to be in the range of 24% to 25%. The effective tax rate for a quarter can vary outside of the range because of timing of when certain events occur during the year.
Net Income
Net income for the six months ended February 29, 2016 increased $633 million, or 39%, over the six months ended February 28, 2015. Absent the impact of the Gain on sale of business, net of taxes, from the Navitaire divestiture, Net income increased $138 million compared with the six months ended February 28, 2015, primarily due to higher revenues and operating results and a lower effective tax rate.

Liquidity and Capital Resources
As of February 29, 2016, Cash and cash equivalents was $3.0 billion, compared with $4.4 billion as of August 31, 2015.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 29, 2016	February 28, 2015	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$929	$1,174	$(246)
Investing activities	(371)	(251)	(120)
Financing activities	(1,837)	(1,591)	(246)
Effect of exchange rate changes on cash and cash equivalents	(47)	(192)	145
Net decrease in cash and cash equivalents	$(1,326)	$(860)	$(466)
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year decrease in operating cash flow resulted from higher net income being more than offset by changes in operating assets and liabilities, including higher spending on certain compensation payments and lower collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: The $120 million increase in cash used in investing activities was due to higher spending on business acquisitions and property and equipment, partially offset by proceeds of $618 million from the Navitaire divestiture. For additional information, see Note 3 (Business Combinations and Divestiture) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $246 million increase in cash used in financing activities was primarily due to an increase in the net purchases of shares. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 29, 2016, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	501	—
Local guaranteed and non-guaranteed lines of credit	141	—
Total	$1,642	$—
Under the borrowing facilities described above, we had an aggregate of $164 million of letters of credit outstanding as of February 29, 2016.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during the six months ended February 29, 2016 was as follows:

	Shares	Amount
		(in millions of U.S. dollars)
Accenture Holdings plc ordinary shares	212,027	$22
Accenture Canada Holdings Inc. exchangeable shares	6,100	1
Total	218,127	$23
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
Other Share Redemptions
During the six months ended February 29, 2016, Accenture issued 379,542 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2016, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Off-Balance Sheet Arrangements
In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters.
To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
New Accounting Pronouncements
On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The ASU will be effective for us beginning September 1, 2019, including interim periods in our fiscal year 2020, and allows for a modified retrospective method upon adoption. We are in the process of assessing the impact of this ASU on our Consolidated Financial Statements.
On January 5, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.
On November 20, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The ASU will be effective for us beginning September 1, 2017, including interim periods in our fiscal year 2018, and allows for both retrospective and prospective methods of transition upon adoption. We are in the process of determining whether to early adopt the standard, which is permitted, and assessing the impact of this ASU on our Consolidated Financial Statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 29, 2016, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2015. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2015, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2015.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
December 1, 2015 — December 31, 2015	23,755	$103.21
January 1, 2016 — January 31, 2016	29,513	$101.78
February 1, 2016 — February 29, 2016	13,726	$97.46
Total	66,994	$101.40
Accenture Canada Holdings Inc.
December 1, 2015 — December 31, 2015	—	$—
January 1, 2016 — January 31, 2016	4,000	$98.67
February 1, 2016 — February 29, 2016	100	$105.77
Total	4,100	$98.84
 _______________

(1)
During the second quarter of fiscal 2016, we acquired a total of 66,994 Accenture Holdings plc ordinary shares and 4,100 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2016, Accenture issued 127,825 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

Other Transactions Related to Accenture Holdings plc Ordinary Shares
During the second quarter of fiscal 2016, we issued an aggregate of 4,637,685 Accenture Holdings plc ordinary shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances primarily related to equity compensation plans. In each case, the Accenture Holdings plc ordinary shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2016. We believe the following table and footnotes provide useful information because the market value of Accenture Holdings plc ordinary shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2015 — December 31, 2015
Class A ordinary shares	2,519,316	$106.49	1,609,153	$6,852
Class X ordinary shares	18,287	$0.0000225	—	—
January 1, 2016 — January 31, 2016
Class A ordinary shares	3,133,502	$101.26	2,486,426	$6,598
Class X ordinary shares	112,388	$0.0000225	—	—
February 1, 2016 — February 29, 2016
Class A ordinary shares	2,391,706	$98.75	2,195,926	$6,381
Class X ordinary shares	61,581	$0.0000225	—	—
Total
Class A ordinary shares (4)	8,044,524	$102.15	6,291,505
Class X ordinary shares (5)	192,256	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2016, Accenture purchased 6,291,505 Accenture plc Class A ordinary shares under this program for an aggregate price of $636 million. The open-market purchase program does not have an expiration date.

(3)
As of February 29, 2016, Accenture’s and our aggregate available authorization for share purchases and redemptions was $6,381 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 29, 2016, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the second quarter of fiscal 2016, Accenture purchased 1,753,019 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

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

3.1	Memorandum and Articles of Association and Deed Poll of Accenture Holdings plc (incorporated by reference to Exhibit 3.1 to Accenture Holdings plc’s 8-K12G3 filed on August 26, 2015)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 3, 2016)

10.1*	Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on February 3, 2016)

10.2*	Amended and Restated Accenture plc 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.3 to Accenture plc’s 8-K filed on February 3, 2016)

10.3*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2016 Accenture plc 10-Q)

10.4*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2016 Accenture plc 10-Q)

10.5*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2016 Accenture plc 10-Q)

31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from Accenture Holdings plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2016 (Unaudited) and August 31, 2015, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 29, 2016 and February 28, 2015, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 29, 2016 and February 28, 2015, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 29, 2016, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 29, 2016 and February 28, 2015 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 24, 2016

ACCENTURE HOLDINGS PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)