Form 10-K
period 2016-08-31
Accenture Holdings plc
filed 2016-10-28
CIK 1647339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 29, 2016 was approximately $2,872,038,135 based on the closing price of Accenture plc’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $100.26 per share, for which the registrant’s ordinary shares, par value €0.000001 per share, are redeemable. There is no established public trading market for the registrant’s ordinary shares.
The number of shares of the registrant’s ordinary shares, par value €0.000001 per share, outstanding as of October 14, 2016 was 1,020,207,101 (which number includes 992,424,929 issued shares held by the registrant or its controlling shareholder).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to Accenture plc’s Annual General Meeting of Shareholders, to be held on February 10, 2017, will be incorporated by reference in this Form 10-K in response to Items 11, 13 and 14 of Part III. Portions of the definitive information statement to be filed with the SEC pursuant to Regulation 14C relating to Accenture Holdings plc’s Annual General Meeting of Shareholders, to be held on or around February 8, 2017, will be incorporated by reference in this Form 10-K in response to Item 12 of Part III. Accenture plc’s definitive proxy statement and Accenture Holdings plc’s definitive information statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2016.

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
In this Annual Report on Form 10-K, we use the terms “we,” the “Company,” “our” and “us” to refer to Accenture Holdings plc and its subsidiaries or, prior to August 26, 2015, to Accenture SCA and its subsidiaries. We use the term “Accenture” to refer to Accenture plc. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ITEM 1.	BUSINESS
Overview
We are one of the world’s leading professional services companies with approximately 384,000 people serving clients in a broad range of industries and in three geographic regions: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Our five operating groups, organized by industry, bring together expertise from across the organization to deliver services and solutions in strategy, consulting, digital, technology including application services, and operations to our clients. Digital-, cloud- and security-related services are increasingly important components of the services we provide. For fiscal 2016, our revenues before reimbursements (“net revenues”) were $32.9 billion.
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
In fiscal 2016, we continued to implement a strategy focused on industry and technology differentiation, leveraging our global organization to serve clients in locally relevant ways. We continued to make significant investments—in strategic acquisitions, in assets and offerings, in branding and thought leadership, and in attracting and developing talent—to further enhance our differentiation and competitiveness.
Operating Groups
Our five operating groups are Accenture’s reporting segments and primary market channel, organized around 13 industry groups that serve clients globally in more than 40 industries. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more standardized capabilities to multiple clients. The operating groups assemble integrated client engagement teams, which typically consist of industry experts, capability specialists and professionals with local market knowledge. The operating groups have primary responsibility for building and sustaining long-term client relationships; providing management and technology consulting services; working with the other parts of our business to sell and deliver the full range of our services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
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
Communications, Media & Technology
Our Communications, Media & Technology operating group serves the communications, electronics, high technology, media and entertainment industries. Professionals in this operating group help clients accelerate and deliver digital transformation, enhance business results through industry-specific solutions and seize the opportunities made possible by the convergence of communications, computing and content. Examples of our services include helping clients run cost-effective operations, create business model innovations, introduce new products and services, and digitally engage and entertain their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Our Communications industry group serves most of the world’s leading wireline, wireless, cable and satellite communications service providers. This group represented approximately 49% of our Communications, Media & Technology operating group’s net revenues in fiscal 2016.

•
Our Electronics & High Tech industry group serves the information and communications technology, software, semiconductor, consumer electronics, aerospace and defense, and medical equipment industries. This group represented approximately 37% of our Communications, Media & Technology operating group’s net revenues in fiscal 2016.

•
Our Media & Entertainment industry group serves the broadcast, entertainment, print, publishing and Internet/social media industries. This group represented approximately 14% of our Communications, Media & Technology operating group’s net revenues in fiscal 2016.

Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new, digital technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Our Banking & Capital Markets industry group serves retail and commercial banks, mortgage lenders, payment providers, investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises. This group represented approximately 72% of our Financial Services operating group’s net revenues in fiscal 2016.

•
Our Insurance industry group serves property and casualty insurers, life insurers, reinsurance firms and insurance brokers. This group represented approximately 28% of our Financial Services operating group’s net revenues in fiscal 2016.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s research-based insights and offerings, including consulting services and digital solutions, are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. This group represented approximately 39% of our Health & Public Service operating group’s net revenues in fiscal 2016.

•
Our Public Service industry group helps governments transform the way they deliver public services and engage with citizens. We work primarily with defense departments and military forces; public safety authorities, such as police forces and border management agencies; justice departments; human services agencies; educational institutions, such as universities; non-profit organizations; and postal, customs, revenue and tax agencies. Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP. Our Public Service industry group represented approximately 61% of our Health & Public Service operating group’s net revenues in fiscal 2016. Our work with clients in the U.S. federal government represented approximately 35% of our Health & Public Service operating group’s net revenues in fiscal 2016.

Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our offerings are designed to help clients transform their organizations and increase their relevance in the digital world. We help clients enhance their performance in distribution and sales and marketing; in research and development and manufacturing; and in business functions such as finance, human resources, procurement and supply chain while leveraging technology. Our Products operating group comprises the following industry groups:

•
Our Consumer Goods, Retail & Travel Services industry group serves food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; as well as airlines and hospitality and travel services companies. This group represented approximately 55% of our Products operating group’s net revenues in fiscal 2016.

•
Our Industrial industry group works with automotive manufacturers and suppliers; freight and logistics companies; industrial and electrical equipment, consumer durable and heavy equipment companies; and construction and infrastructure management companies. This group represented approximately 24% of our Products operating group’s net revenues in fiscal 2016.

•
Our Life Sciences industry group serves pharmaceutical, medical technology and biotechnology companies. This group represented approximately 21% of our Products operating group’s net revenues in fiscal 2016.

Resources
Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. We work with clients to develop and execute innovative strategies, improve operations, manage complex change initiatives and integrate digital technologies designed to help them differentiate themselves in the marketplace, gain competitive advantage and manage their large-scale capital investments. Our Resources operating group comprises the following industry groups:

•
Our Chemicals & Natural Resources industry group works with a wide range of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals, among others, as well as the metals, mining, forest products and building materials industries. This group represented approximately 28% of our Resources operating group’s net revenues in fiscal 2016.

•
Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and new energy companies. This group represented approximately 29% of our Resources operating group’s net revenues in fiscal 2016.

•	Our Utilities industry group works with electric, gas and water utilities around the world. This group represented approximately 43% of our Resources operating group’s net revenues in fiscal 2016.
Services and Solutions
Our operating groups bring together expertise from Accenture Strategy, Accenture Consulting, Accenture Digital, Accenture Technology and Accenture Operations to develop and deliver integrated services and solutions for our clients.
Accenture Strategy
Accenture Strategy helps clients achieve specific business outcomes and enhance shareholder value by defining and executing industry-specific strategies enabled by technology. We bring together our strategy capabilities in business and technology to help senior management teams shape and execute their transformation objectives, focusing on issues related to digital disruption, competitive agility, global operating models and the future workforce. We provide a range of strategy services focused on areas such as digital technologies; enterprise architecture and applications; CFO and enterprise value; IT; security; mergers and acquisitions; operations; advanced customer services; sustainability; and talent and organization.
Accenture Consulting
Accenture Consulting provides industry experts with the insights and management and technology consulting capabilities to transform the world’s leading companies. Accenture Consulting has primary responsibility for orchestrating expertise from across our entire organization to enable our clients to transform their businesses.
Our consulting capabilities enable our clients to design and implement transformational change programs, either for one or more functions or business units, or across their entire organization. We provide industry-specific consulting services across 13 industry groups, as well as functional and technology consulting services. Our functional and technology consulting services include finance and enterprise performance; supply chain and operations; talent and organization; customers and channels; applications and architecture advisory; and technology advisory. We help our clients with the digital transformation of industries, enhancing our consulting services with digital, cloud, cybersecurity, artificial intelligence and blockchain capabilities.
Accenture Digital

Accenture Digital combines our capabilities in digital marketing, mobility and analytics to help clients provide better experiences for the customers they serve, create new products and business models, and enhance their digital enterprise capabilities and connections. We provide digital services across three broad areas:

•
Accenture Interactive. Our end-to-end marketing solutions help clients deliver seamless multi-channel customer experiences and enhance their marketing performance. Our services span customer experience design, digital marketing, personalization and commerce, as well as digital content production and operations.

•
Accenture Mobility. We provide clients with practical innovations in connectivity and the Internet of Things to transform business processes and enable new operating models. Our end-to-end mobility capabilities include collecting and exchanging valuable data through connected devices, mobile applications, embedded software and sensor technology.

•
Accenture Analytics. We deliver insight-driven outcomes at scale to help clients improve performance. Our capabilities range from implementing analytics technologies such as big data to advanced mathematical modeling and sophisticated statistical analysis. Our services enhance business performance and productivity outcomes through advanced analytics, artificial intelligence and collaboration capabilities.

Accenture Technology
Accenture Technology comprises two primary areas: technology services and technology innovation & ecosystem.

•
Technology Services. Technology Services includes our application services spanning systems integration and application outsourcing and covering the full application lifecycle, from custom systems to all emerging technologies, across every leading technology platform (both traditional and cloud/software-as-a-service-based). It also includes our global delivery capability in Technology and portfolio of products and platforms. We continuously innovate new services and capabilities through early adoption of technologies such as artificial intelligence to enhance productivity and create new growth opportunities.

•
Technology Innovation & Ecosystem. We harness innovation through the research and development activities in the Accenture Labs and through emerging technologies. We also manage our technology platforms and our alliance relationships across a broad range of technology providers, including SAP, Oracle, Microsoft, salesforce.com, Workday, Pegasystems and many others, to enhance the value that we and our clients realize from the technology ecosystem.

Accenture Operations
Accenture Operations provides business process services, infrastructure services, security services and cloud services, including the Accenture Cloud Platform. We operate infrastructure and business processes on behalf of clients, increasingly on an as-a-service basis, to help improve their productivity and performance.

•
Business Process Services. We offer services for specific business functions, such as finance and accounting, procurement, marketing, human resources and learning, as well as industry-specific services, such as credit and health services. We provide these services on a global basis and across industry sectors through our Global Delivery Network.

•
Infrastructure and Cloud Services. We provide infrastructure and security design, implementation and operation services to help organizations take advantage of innovative technologies and improve the efficiency and effectiveness of their existing technology. Our solutions help clients optimize their IT infrastructures—whether on-premise, in the cloud or a hybrid of the two.

Global Delivery Model
A key differentiator is our global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
Our Global Delivery Network continues to be a competitive differentiator for us. As of August 31, 2016, we had approximately 285,000 professionals in our network globally in more than 50 delivery centers around the world, as well as our offices and client locations.
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
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation, which is a component of our overall investment in our business, have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $643 million, $626 million and $640 million in fiscal 2016, 2015 and 2014, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions. We spend a significant portion of our research and development investment to develop market-ready solutions for our clients.
Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. Our innovation capabilities include research and thought leadership to identify market and technology trends. We also partner with and invest in growth-stage companies that create innovative enterprise technologies. Our Accenture Labs incubate and prototype new concepts through applied research and development projects. In addition, our studios, innovation centers and delivery centers build, scale and industrialize the delivery of our innovations.
Employees
As a talent-led organization, one of our key goals is to have the best talent, with highly specialized skills, in each part of our business, at the right levels in the right locations, to enhance our differentiation and competitiveness. We are deeply committed to the career development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within the Company. We provide our people with expert content and opportunities to collaborate in a broad range of physical and virtual learning environments. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management and compensation system and a career philosophy that provides rewards based on individual and Company performance. With our commitment to inclusion and diversity, we strive to maintain a work environment that reinforces collaboration, motivation and innovation and is consistent with our core values and the Accenture Code of Business Ethics.
As of August 31, 2016, we employed approximately 384,000 people and had offices and operations in more than 200 cities in 55 countries.
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

•
niche solution or service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including digital agencies and emerging start-ups and other companies that can scale rapidly to focus on certain markets and provide new or alternative products, services or delivery models; and

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
As of August 31, 2016, we had over 2,475 patent applications pending worldwide and had been issued over 1,250 U.S. patents and 1,750 non-U.S. patents.

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
History
Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Class I common shares of Accenture SCA, a Luxembourg partnership limited by shares and direct subsidiary of Accenture Ltd (“Accenture SCA”), or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitled their holders to vote at Accenture Ltd shareholder meetings but did not carry any economic rights. The combination of the Accenture Ltd Class X common shares and the Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares gave these partners substantially similar economic and governance rights as holders of Accenture Ltd Class A common shares.
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
On April 10, 2015, Accenture Holdings plc was incorporated in Ireland, as a public limited company, in order to further consolidate Accenture’s presence in Ireland. On August 26, 2015, Accenture SCA merged with and into Accenture Holdings plc, with Accenture Holdings plc as the surviving entity. This merger was a transaction between entities under common control and had no effect on the Company’s Consolidated Financial Statements.
All references to Accenture Holdings plc included in this report with respect to periods prior to August 26, 2015 reflect the activity and/or balances of Accenture SCA (the predecessor registrant of Accenture Holdings plc).
Accenture Holdings plc Ordinary and Deferred Shares
Only Accenture plc, Accenture Holdings plc, Accenture International S.à.r.l and certain current and former members of Accenture Leadership and their permitted transferees hold Accenture Holdings plc ordinary shares. “Accenture Leadership” is comprised of members of our global management committee (the Company’s primary management and leadership team, which consists of approximately 20 of our most senior leaders), senior managing directors and managing directors. Each ordinary share entitles its holder to one vote on all matters submitted to the shareholders of Accenture Holdings plc and entitles its holder to dividends and liquidation payments. As of October 14, 2016, Accenture plc holds a voting interest of approximately 96% of the aggregate outstanding Accenture Holdings plc ordinary shares entitled to vote, with the remaining 4% of the voting interest held by certain current and former members of Accenture Leadership and their permitted transferees.
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
Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, including through the adaptation and expansion of our services and solutions in response to ongoing changes in technology and offerings, and a significant reduction in such demand or an inability to respond to the evolving technological environment could materially affect our results of operations.
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital-, cloud- and security-related offerings, which are continually evolving as developments such as artificial intelligence, automation, blockchain, Internet of Things and as-a-service solutions are commercialized. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies, such as cloud-based services, artificial intelligence and automation, and others that may emerge, have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.
We operate in a rapidly evolving environment in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our results of operations. In addition, companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for the services and solutions we offer, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. At any given time in a particular industry or geography, one or a small number of clients could contribute a significant portion of our revenues, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant industry and/or geography.
Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy are also all factors that can result in terminations, cancellations or delays.
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
Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively deploy our employees globally on a timely basis to fulfill the needs of our clients, our profitability could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. An important element of our global business model is the deployment of our employees around the world, which allows us to move talent as needed. Therefore, if we are not able to deploy the talent we need because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs.
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

•
niche solution or service providers or local competitors that compete with us in a specific geographic market, industry segment or service area, including digital agencies and emerging start-ups and other companies that can scale rapidly to focus on certain markets and provide new or alternative products, services or delivery models; and

•	in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services and solutions we provide.
Some competitors may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals, may be able to innovate and provide new services and solutions faster than we can or may be able to anticipate the need for services and solutions before we do.
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

In addition, we may face greater competition due to consolidation of companies in the technology sector through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. Over time, our access to certain technology products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider more integrated services (software and hardware) to clients than we can in some cases and therefore may represent a more attractive alternative to clients. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to such competitors, and this could materially adversely affect our competitive position and our results of operations.
We could have liability or our reputation could be damaged if we fail to protect client and/or Company data from security breaches or cyberattacks.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the potential risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of sensitive or confidential information, including personal data.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or Company data, including personal data, and we expect these activities to increase, including through the use of analytics. Unauthorized disclosure of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation, cause us to lose clients and could result in significant financial exposure. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly evolving, thereby increasing the difficulty of detecting and defending against them.
We are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection (which will be replaced by the European Union General Data Protection Regulation from 2018 onwards), various U.S. federal and state laws governing the protection of health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Company data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
Our profitability could materially suffer if we are unable to obtain favorable pricing for our services and solutions, if we are unable to remain competitive, if our cost-management strategies are unsuccessful or if we experience delivery inefficiencies.
Our profitability is highly dependent on a variety of factors and could be materially impacted by any of the following:
Our results of operations could materially suffer if we are not able to obtain sufficient pricing to meet our profitability expectations. If we are not able to obtain favorable pricing for our services and solutions, our revenues and profitability could materially suffer. The rates we are able to charge for our services and solutions are affected by a number of factors, including:

•	general economic and political conditions;

•	our clients’ desire to reduce their costs;

•	the competitive environment in our industry;

•
our ability to accurately estimate our service delivery costs, upon which our pricing is sometimes determined, includes our ability to estimate the impact of inflation and foreign exchange on our service delivery costs over long-term contracts; and

•	the procurement practices of clients and their use of third-party advisors.

Our profitability could suffer if we are not able to remain competitive. The competitive environment in our industry affects our ability to secure new contracts at our target economics in a number of ways, any of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have in winning new work in sufficient volumes and at our target pricing and overall economics. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing and impact our overall economics for the services or solutions we offer. Competitors may be willing, at times, to price contracts lower than us in an effort to enter the market or increase market share.
Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability to the degree we have done in the past. Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and solutions and our resource capacity. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, re-alignment of portions of our workforce to lower-cost locations and the use of involuntary terminations as a means to keep our supply of skills and resources in balance. These actions and our other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Because of the significant steps taken in the past to manage costs, it may become increasingly difficult to continue to manage our cost structure to the same degree as in the past. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to recover employee compensation increases through improved pricing, automation or the movement of work to lower-cost locations, we may not be able to continue to invest in our business in an amount necessary to achieve our planned rates of growth, we may not be able to reward our people in the manner we believe is necessary to attract or retain personnel at desired levels, and our results of operations could be materially adversely affected.
If we do not accurately anticipate the cost, risk and complexity of performing our work or if third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be less profitable than expected or unprofitable. Our contract profitability is highly dependent on our forecasts regarding the effort and cost necessary to deliver our services and solutions, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing engagements to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable. Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties to meet their commitments or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale engagements or enterprises. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on our relationships with clients and on our results of operations.
Changes in our level of taxes, as well as audits, investigations and tax proceedings, or changes in tax laws or in their interpretation or enforcement, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
We are subject to taxes in numerous jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing audits, investigations and tax proceedings in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make, including with respect to our intercompany transactions. We regularly assess the likely outcomes of our audits, investigations and tax proceedings to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, investigations and tax proceedings, and the amounts ultimately paid could be materially different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by the expiration of current tax benefits, changes in the mix of earnings in countries with differing statutory tax rates, challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or in their interpretation or enforcement. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position.
The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. In addition, the Organization for Economic Co-operation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where we do business, including the United States and many countries in the European Union, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
Although we expect to be able to rely on the tax treaty between the United States and Ireland, legislative or diplomatic action could be taken, or the treaty may be amended in such a way, that would prevent us from being able to rely on such treaty. Our inability to rely on the treaty would subject us to increased taxation or significant additional expense. In addition, congressional proposals could change the definition of a U.S. person for U.S. federal income tax purposes, which could also subject us to increased taxation. In addition, we could be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in Ireland or other jurisdictions where we operate, including their treaties with Ireland or the United States. These changes could be exacerbated by economic, budget or other challenges facing Ireland or these other jurisdictions.
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
Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items, including intercompany payables and receivables, originally denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods. Our currency hedging programs, which are designed to partially offset the impact on consolidated earnings related to the changes in value of certain balance sheet items, might not be successful. Additionally, some transactions and balances may be denominated in currencies for which there is no available market to hedge.
As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. Our contractual provisions or cost management efforts might not be able to offset their impact, and our currency hedging activities, which are designed to partially offset this impact, might not be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. Conversely, a decrease in the value of certain currencies, such as the Indian rupee or Philippine peso, against the currencies in which our revenue is recorded could place us at a competitive disadvantage compared to service providers that benefit to a greater degree from such a decrease and can, as a result, deliver services at a lower cost. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts, risks related to ineffective hedges and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described below could impact or perhaps eliminate the underlying exposures that we are hedging. Such an event could lead to losses being recognized on the currency hedges then in place that are not offset by anticipated changes in the underlying hedge exposure.
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
For example, we could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control deficiencies of a client or otherwise breach obligations to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. In addition, as we expand our services and solutions into new areas, such as taking over the operation of certain portions of our clients’ businesses, which increasingly include the operation of functions and systems that are critical to the core businesses of our clients, we may be exposed to additional operational, regulatory or other risks specific to these new areas, including risks related to data security. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations.
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•
Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.

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

•
Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

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

•
Legislative and executive proposals remain under consideration or could be proposed in the future, which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future or could include requirements that would otherwise affect our results of operations. Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While the Company was not a U.S. company that reincorporated outside the United States, it is possible that these contract bans and other legislative proposals could be applied in a way that negatively affects the Company.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business with other entities of the same or other governmental bodies or with certain commercial clients, and could have a material adverse effect on our business or our results of operations.
We might not be successful at identifying, acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.
We expect to continue pursuing strategic and targeted acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of capital invested in such opportunities. We may not successfully identify suitable investment opportunities. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. Acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
We periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions as well as to obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.
Our business model is dependent on our Global Delivery Network, which includes Company personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery network in India, where we have the largest number of people in our delivery network located, and the Philippines, where we have the second largest number of people located. Concentrating our Global Delivery Network in these locations presents a number of operational risks, many of which are beyond our control. For example, natural disasters of the type described below, some of which India and the Philippines have experienced and other countries may experience, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through our delivery centers. Additionally, both India and the Philippines have experienced, and other countries may experience, political instability, worker strikes, civil unrest and hostilities with neighboring countries. Military activity or civil hostilities in the future, as well as terrorist activities and other conditions, which are described more fully below, could significantly disrupt our ability to perform work through our delivery centers. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that the interruptions in communications with our clients and other Company locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 55 countries around the world. One aspect of our growth strategy is to continue to expand in key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including international hostilities, terrorist activities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
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
We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies. In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations and expose us to more extreme currency fluctuations. This risk could increase as we continue our geographic expansion in key markets around the world, which include emerging markets that are more likely to impose these restrictions than more established markets.
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, anti-money-laundering, data privacy and protection, wage-and-hour standards, and employment and labor relations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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
We cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Additionally, in recent years, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.
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
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, cybersecurity breaches or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, our joint ventures or joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media. There is a risk that negative information about the Company, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2016, we had approximately 384,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
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
Many of our contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could significantly reduce or eliminate our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. Clients also often have the right to terminate a contract and pursue damage claims under the contract for serious or repeated failure to meet these service commitments. We also have a number of contracts in which a portion of our compensation depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate. These provisions could increase the variability in revenues and margins earned on those contracts.
Our results of operations and the share price of Accenture plc Class A ordinary shares could be adversely affected if we are unable to maintain effective internal controls.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, our share price and our ability to obtain new business could be materially adversely affected.
We are incorporated in Ireland and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States. We may also be subject to criticism and negative publicity related to our incorporation in Ireland.
We are organized under the laws of Ireland, and a significant portion of our assets are located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize a U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where we have assets.
Some companies that conduct substantial business in the United States but which have a parent domiciled in certain other jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over other U.S. companies. We never conducted business under a U.S. parent company and we pay U.S. taxes on all of its U.S. operations. Nonetheless, we could be subject to criticism in connection with our incorporation in Ireland.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Sao Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 55 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
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

	Price Range
	High	Low
Fiscal 2015
First Quarter	$86.49	$73.98
Second Quarter	$91.94	$81.66
Third Quarter	$97.95	$86.40
Fourth Quarter	$105.37	$88.43
Fiscal 2016
First Quarter	$109.86	$91.68
Second Quarter	$109.65	$91.40
Third Quarter	$119.72	$101.00
Fourth Quarter	$120.78	$108.66
Fiscal 2017
First Quarter (through October 14, 2016)	$124.96	$108.83

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 14, 2016 was $118.25. As of October 14, 2016, there were 284 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 14, 2016, there were 603 holders of record of Accenture plc Class X ordinary shares.
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
Dividend Policy
On November 17, 2014, May 15, 2015, November 13, 2015 and May 13, 2016, Accenture paid a semi-annual cash dividend of $1.02, $1.02, $1.10 and $1.10 per share, respectively, on its Class A ordinary shares, and Accenture Holdings plc paid a semi-annual cash dividend of $1.02, $1.02, $1.10 and $1.10 per share, respectively, on our ordinary shares.
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
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (“DWT”) (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders resident in “relevant territories” (including countries that are European Union member states (other than Ireland), the United States and other countries with which Ireland has a tax treaty) may be exempted from Irish DWT provided that, in each case, they file a valid Irish Revenue Commissioners DWT form. However, shareholders residing in other countries will generally be subject to Irish DWT.
Recent Sales of Unregistered Securities
None.
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
June 1, 2016 — June 30, 2016	61,737	$110.63	—	—
July 1, 2016 — July 31, 2016	89,516	$114.14	—	—
August 1, 2016 — August 31, 2016	23,949	$113.36	—	—
Total	175,202	$112.80	—	—
Accenture Canada Holdings Inc.
June 1, 2016 — June 30, 2016	—	$—	—	—
July 1, 2016 — July 31, 2016	—	$—	—	—
August 1, 2016 — August 31, 2016	32,009	$113.58	—	—
Total	32,009	$113.58	—	—
 _______________

(1)
During the fourth quarter of fiscal 2016, we acquired a total of 175,202 Accenture Holdings plc ordinary shares and 32,009 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2016, Accenture issued 105,589 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

Other Transactions Related to Accenture Holdings plc ordinary shares
During the fourth quarter of fiscal 2016, we issued an aggregate of 2,561,717 Accenture Holdings plc ordinary shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture Holdings plc ordinary shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the fourth quarter of fiscal 2016. We believe the following table and footnotes provide useful information because the market value of Accenture Holdings plc ordinary shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2016 — June 30, 2016
Class A ordinary shares	1,342,918	$116.73	1,330,550	$5,758
Class X ordinary shares	17,448	$0.0000225	—	—
July 1, 2016 — July 31, 2016
Class A ordinary shares	2,334,486	$113.95	1,444,155	$5,583
Class X ordinary shares	64,830	$0.0000225	—	—
August 1, 2016 — August 31, 2016
Class A ordinary shares	1,703,494	$113.75	1,667,532	$5,387
Class X ordinary shares	187,020	$0.0000225	—	—
Total
Class A ordinary shares (4)	5,380,898	$114.58	4,442,237
Class X ordinary shares (5)	269,298	$0.0000225	—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2016, Accenture purchased 4,442,237 Accenture plc Class A ordinary shares under this program for an aggregate price of $510 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2016, Accenture’s and our aggregate available authorization for share purchases and redemptions was $5,387 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2016, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the fourth quarter of fiscal 2016, Accenture purchased 938,661 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2016, 2015 and 2014 and as of August 31, 2016 and 2015 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2013 and 2012 and as of August 31, 2014, 2013 and 2012 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2016 (1)	2015 (2)	2014	2013 (3)	2012
	(in millions of U.S. dollars)
Income Statement Data
Revenues before reimbursements (“Net revenues”)	$32,883	$31,048	$30,002	$28,563	$27,862
Revenues	34,798	32,914	31,875	30,394	29,778
Operating income	4,810	4,436	4,301	4,339	3,872
Net income	4,350	3,274	3,176	3,555	2,825
Net income attributable to Accenture Holdings plc	4,300	3,226	3,122	3,508	2,785
Dividends per common share	2.20	2.04	1.86	1.62	1.35
 _______________

(1)
Includes the impact of $849 million pre-tax Gain on sale of businesses recorded during fiscal 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2016 Compared to Fiscal 2015—Gain on Sale of Businesses.”

(2)
Includes the impact of a $64 million, pre-tax, Pension settlement charge recorded during fiscal 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2016 Compared to Fiscal 2015—Pension Settlement Charge.”

(3)	Includes the impact of $274 million in reorganization benefits and $243 million in U.S. federal tax benefits recorded during fiscal 2013.

	August 31, 2016	August 31, 2015	August 31, 2014	August 31, 2013	August 31, 2012

	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$4,906	$4,361	$4,921	$5,632	$6,641
Total assets	20,609	18,203	17,930	16,867	16,665
Long-term debt, net of current portion	24	26	26	26	—
Accenture Holdings plc shareholders’ equity	7,894	6,419	6,071	5,274	4,501

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
We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture Holdings plc and its subsidiaries or, prior to August 26, 2015, to Accenture SCA, which, on that date, merged with and into Accenture Holdings plc, and its subsidiaries. Accenture plc (“Accenture”) is the controlling shareholder of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2016” means the 12-month period that ended on August 31, 2016. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There also continues to be significant volatility in foreign currency exchange rates. The majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and the U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results.
Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2016 increased 8% in U.S. dollars and 9% in local currency compared to the fourth quarter of fiscal 2015. Net revenues for fiscal 2016 increased 6% in U.S. dollars and 10% in local currency compared to fiscal 2015. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the fourth quarter of fiscal 2016, revenue growth in local currency was significant in Products and strong in Health & Public Service and Financial Services. Communications, Media & Technology revenue growth in local currency was solid, while Resources was flat. Revenue growth in local currency was very strong in consulting and solid in outsourcing during the fourth quarter of fiscal 2016. While the business environment remained competitive, we experienced pricing improvement in several areas of our business in fiscal 2016. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the fourth quarter of fiscal 2016 increased 11% in U.S. dollars and 13% in local currency compared to the fourth quarter of fiscal 2015. Net consulting revenues for fiscal 2016 increased 10% in U.S. dollars and 15% in local currency compared to fiscal 2015. Consulting revenue growth in local currency in the fourth quarter of fiscal 2016 was led by very significant growth in Products, as well as strong growth in Financial Services, Health & Public Service and Communications, Media & Technology, while Resources had a slight decline. We continue to experience growing demand for digital-related services and assisting clients with the adoption of new technologies. In addition, clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2015, we continued to provide a greater proportion of systems integration consulting through use of lower cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the fourth quarter of fiscal 2016 increased 4% in U.S. dollars and 6% in local currency compared to the fourth quarter of fiscal 2015. Net outsourcing revenues for fiscal 2016 increased 1% in U.S. dollars and 6% in local currency compared to fiscal 2015. Outsourcing revenue growth in local currency in the fourth quarter of fiscal 2016 was driven by very strong growth in Health & Public Service as well as solid growth in Products and Financial Services. We are experiencing growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2015, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2015, the U.S. dollar strengthened against many currencies during the fourth quarter and fiscal year ended August 31, 2016, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% and 5% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for fiscal 2017, we estimate that our full fiscal 2017 revenue growth in U.S. dollars will be approximately equal to our revenue growth in local currency.
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
Utilization for the fourth quarter of fiscal 2016 was 92%, up from 91% in the third quarter of fiscal 2016 and 90% in the fourth quarter of fiscal 2015. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 384,000 as of August 31, 2016, compared to approximately 358,000 as of August 31, 2015. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2016 was 16%, up from 15% in the third quarter of fiscal 2016 and 14% in the fourth quarter of fiscal 2015. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases for fiscal 2016 became effective December 1, 2015. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2016 was 31.3%, compared with 31.7% for the fourth quarter of fiscal 2015. Gross margin for fiscal 2016 was 31.3%, compared with 31.6% for fiscal 2015. The reduction in gross margin for fiscal 2016 was principally due to higher labor costs and higher costs associated with acquisition activities compared to fiscal 2015.
Sales and marketing and General and administrative costs as a percentage of net revenues were 17.2% for the fourth quarter of fiscal 2016, compared with 17.9% for the fourth quarter of fiscal 2015. Sales and marketing and General and administrative costs as a percentage of net revenues were 16.6% for fiscal 2016, compared with 17.1% for fiscal 2015. We continuously monitor these costs and implement cost-management actions, as appropriate. For fiscal 2016 compared to fiscal 2015, Sales and marketing costs as a percentage of net revenues decreased 40 basis points principally due to improved operational efficiency in our business development activities, and General and administrative costs as a percentage of net revenues decreased 10 basis points.
Operating expenses in fiscal 2015 included a Pension settlement charge of $64 million related to lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, see Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating margin (Operating income as a percentage of Net revenues) for the fourth quarter of fiscal 2016 was 14.1%, compared with 13.9% for the fourth quarter of fiscal 2015. Operating margin for fiscal 2016 was 14.6%, compared with 14.3% for fiscal 2015. The Pension settlement charge of $64 million recorded in fiscal 2015 decreased operating margin by 20 basis points for fiscal 2015. Excluding the effect of the Pension settlement charge, operating margin for fiscal 2015 would have been 14.5%.
During fiscal 2016, we recorded a $548 million gain on sale of business and $56 million in taxes related to the divestiture of our Navitaire business, as well as a $301 million gain on sale of business and $48 million in taxes related to the partial divestiture of our Duck Creek business. For additional information, see Note 4 (Business Combinations and Divestitures) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
The effective tax rate for fiscal 2016 was 22.4%, compared with 25.8% for fiscal 2015. Absent the $849 million Gain on sale of businesses and related $104 million in taxes recorded during fiscal 2016, our effective tax rate for fiscal 2016 would have been 24.2%. Absent the $64 million Pension settlement charge and related $25 million in taxes recorded during fiscal 2015, our effective tax rate for fiscal 2015 would have been 26.0%.
We have presented Operating income, operating margin, effective tax rate and net income excluding the impacts of the fiscal 2016 Gain on sale of businesses and the fiscal 2015 Pension settlement charge, as we believe doing so facilitates understanding as to both the impacts of these items and our operating performance in comparison to the prior period.
Our Operating income is also affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs. For more information on our hedging programs, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings and Backlog
New bookings for the fourth quarter of fiscal 2016 were $8.99 billion, with consulting bookings of $4.81 billion and outsourcing bookings of $4.18 billion. New bookings for fiscal 2016 were $35.39 billion, with consulting bookings of $19.16 billion and outsourcing bookings of $16.23 billion.
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
Net revenues include the margin earned on computer hardware, software and related services resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resales. In addition, Reimbursements include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. We report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
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
We apply an estimated annual effective tax rate to our quarterly operating results to determine the interim provision for income tax expense. In accordance with Financial Accounting Standards Board (“FASB”) guidance on uncertainty in income taxes, a change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.
No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate. During fiscal 2015, the Company distributed substantially all of the earnings of its U.S. subsidiaries that were previously considered indefinitely reinvested and recorded a tax liability of $247 million for withholding taxes payable on this distribution. We currently do not foresee any event that would require us to distribute any remaining undistributed earnings. For additional information, see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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

Results of Operations for Fiscal 2016 Compared to Fiscal 2015
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2016	2015			2016	2015
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$6,616	$6,349	4%	9%	20%	20%
Financial Services	7,031	6,635	6	11	21	21
Health & Public Service	5,987	5,463	10	12	18	18
Products	8,395	7,596	11	15	26	25
Resources	4,839	4,989	(3)	3	15	16
Other	15	17	n/m	n/m	—	—
TOTAL NET REVENUES	32,883	31,048	6%	10%	100%	100%
Reimbursements	1,915	1,866	3
TOTAL REVENUES	$34,798	$32,914	6%
GEOGRAPHIC REGIONS
North America	$15,653	$14,209	10%	11%	48%	46%
Europe	11,448	10,930	5	11	35	35
Growth Markets	5,781	5,909	(2)	8	17	19
TOTAL NET REVENUES	$32,883	$31,048	6%	10%	100%	100%
TYPE OF WORK
Consulting	$17,868	$16,204	10%	15%	54%	52%
Outsourcing	15,015	14,844	1	6	46	48
TOTAL NET REVENUES	$32,883	$31,048	6%	10%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Our business in the United States represented 46%, 43% and 40% of our consolidated net revenues during fiscal 2016, 2015 and 2014, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for fiscal 2016 compared to fiscal 2015:
Operating Groups

•
Communications, Media & Technology net revenues increased 9% in local currency. Net revenues reflected strong growth, driven by growth across all industry groups in North America and Growth Markets, as well as Media & Entertainment in Europe.

•
Financial Services net revenues increased 11% in local currency. Net revenues reflected very strong growth, driven by growth in both industry groups across all geographic regions, led by Banking & Capital Markets in Europe.

•
Health & Public Service net revenues increased 12% in local currency. Net revenues reflected very strong growth, driven by growth in both industry groups across all geographic regions, led by Public Service and Health in North America.

•
Products net revenues increased 15% in local currency. Net revenues reflected very strong growth, driven by growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Industrial in Europe and Life Sciences in North America.

•
Resources net revenues increased 3% in local currency. Net revenues reflected modest growth, as significant growth in Utilities across all geographic regions was largely offset by declines in Chemicals & Natural Resources in Growth Markets and North America and Energy in Europe and Growth Markets. We have experienced lower or negative revenue growth in Chemicals & Natural Resources and Energy, principally due to economic challenges in these industries, and we expect this trend to continue in the near term.

Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 11% in local currency, driven by the United Kingdom, Italy, Switzerland, Spain, Germany and France.

•	Growth Markets net revenues increased 8% in local currency, led by Japan, as well as China, India, South Africa and Mexico.
Operating Expenses
Operating expenses for fiscal 2016 increased $1,509 million, or 5%, over fiscal 2015, and decreased as a percentage of revenues to 86.2% from 86.5% during this period. Operating expenses before reimbursable expenses for fiscal 2016 increased $1,460 million, or 5%, over fiscal 2015, and decreased as a percentage of net revenues to 85.4% from 85.7% during this period.
Cost of Services
Cost of services for fiscal 2016 increased $1,415 million, or 6%, over fiscal 2015, and increased as a percentage of revenues to 70.5% from 70.2% during this period. Cost of services before reimbursable expenses for fiscal 2016 increased $1,367 million, or 6%, over fiscal 2015, and increased as a percentage of net revenues to 68.7% from 68.4% during this period. Gross margin for fiscal 2016 decreased to 31.3% from 31.6% in fiscal 2015. The reduction in gross margin for fiscal 2016 was principally due to higher labor costs and higher costs associated with acquisition activities compared to fiscal 2015.
Sales and Marketing
Sales and marketing expense for fiscal 2016 increased $75 million, or 2%, over fiscal 2015, and decreased as a percentage of net revenues to 10.9% from 11.3% during this period. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for fiscal 2016 increased $83 million, or 5%, over fiscal 2015, and decreased as a percentage of net revenues to 5.7% from 5.8% during this period.
Pension Settlement Charge
We recorded a Pension settlement charge of $64 million during fiscal 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, see Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Income and Operating Margin
Operating income for fiscal 2016 increased $375 million, or 8%, over fiscal 2015. During fiscal 2015, we recorded a Pension settlement charge of $64 million, which decreased operating margin by 20 basis points. Excluding the effect of the fiscal 2015 Pension settlement charge, operating margin for fiscal 2016 increased 10 basis points compared with fiscal 2015.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2016		2015
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$966	15%	$871	14%
Financial Services	1,128	16	1,079	16
Health & Public Service	807	13	701	13
Products	1,282	15	1,082	14
Resources	628	13	702	14
Total	$4,810	14.6%	$4,436	14.3%
 _______________
Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Fiscal 2015 Pension Settlement Charge (Non-GAAP)

	Fiscal
	2016		2015
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income (Adjusted)	Operating Margin (Adjusted)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$966	15%	$871	$13	$884	14%	$82
Financial Services	1,128	16	1,079	13	1,093	16	35
Health & Public Service	807	13	701	12	713	13	94
Products	1,282	15	1,082	16	1,098	14	184
Resources	628	13	702	11	713	14	(85)
Total	$4,810	14.6%	$4,436	$64	$4,500	14.5%	$310
_______________
Amounts in table may not total due to rounding.

(1)	Represents Pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during fiscal 2016 was similar to that disclosed for Net revenue. In addition, during fiscal 2016, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2016 compared with fiscal 2015, exclusive of the Pension settlement charge recorded in fiscal 2015:

•	Communications, Media & Technology operating income increased primarily due to higher contract profitability and consulting revenue growth.

•	Financial Services operating income increased primarily due to consulting revenue growth.

•	Health & Public Service operating income increased due to revenue growth and higher contract profitability.

•	Products operating income increased due to very significant consulting revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to lower outsourcing contract profitability, partially offset by lower sales and marketing costs as a percentage of net revenues.
Other Expense, net
Other expense, net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. During fiscal 2016, Other expense, net increased $25 million over fiscal 2015, primarily due to higher net foreign exchange losses, including losses incurred on the devaluation of the Nigerian Naira.
Gain on Sale of Businesses
We recorded a gain from the Navitaire divestiture of $548 million and a gain from the Duck Creek partial divestiture of $301 million during fiscal 2016. For additional information, see Note 4 (Business Combinations and Divestitures) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Provision for Income Taxes
The effective tax rate for fiscal 2016 was 22.4%, compared with 25.8% for fiscal 2015. Absent the $849 million Gain on sale of businesses and related $104 million in taxes recorded during fiscal 2016, the effective tax rate for fiscal 2016 would have been 24.2%. Absent the $64 million Pension settlement charge and related $25 million in taxes recorded during fiscal 2015, the effective tax rate for fiscal 2015 would have been 26.0%. The effective tax rate for fiscal 2016 benefited from a final determination of U.S. Federal taxes for fiscal 2012. The effective tax rate for fiscal 2015 benefited from a final determination of U.S. Federal taxes for fiscal years 2010 and 2011. This was offset by expenses associated with an increase in deferred tax liabilities during fiscal 2015, when we concluded that certain undistributed earnings of our U.S. subsidiaries would no longer be considered indefinitely reinvested. For additional information, see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Net Income
Net income for fiscal 2016 increased $1,076 million, or 33%, over fiscal 2015. Absent the impacts of the Gain on sale of businesses, net of taxes, recorded during fiscal 2016 and the pension settlement charge, net of taxes, recorded during fiscal 2015, Net income increased $292 million compared with fiscal 2015, primarily due to higher revenues and operating results and a lower effective tax rate.

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
Cost of Services
Cost of services for fiscal 2015 increased $915 million, or 4%, over fiscal 2014, and increased as a percentage of revenues to 70.2% from 69.6% during this period. Cost of services before reimbursable expenses for fiscal 2015 increased $921 million, or 5%, over fiscal 2014, and increased as a percentage of net revenues to 68.4% from 67.7% during this period. Gross margin for fiscal 2015 decreased to 31.6% from 32.3% in fiscal 2014, principally due to higher labor costs, increased usage of subcontractors and higher non-payroll costs including recruiting and training costs from the addition of a larger number of employees compared to fiscal 2014.
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
Pension Settlement Charge
We recorded a Pension settlement charge of $64 million, pre-tax, during fiscal 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, refer to Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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
 _______________
Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Fiscal 2015 Pension Settlement Charge (Non-GAAP)

	Fiscal
	2015				2014
		Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income (Adjusted)	Operating Margin (Adjusted)	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$871	$13	$884	14%	$770	13%	$114
Financial Services	1,079	13	1,093	16	957	15	136
Health & Public Service	701	12	713	13	679	14	34
Products	1,082	16	1,098	14	992	13	106
Resources	702	11	713	14	902	18	(190)
Total	$4,436	$64	$4,500	14.5%	$4,301	14.3%	$200
_______________
Amounts in table may not total due to rounding.

(1)	Represents Pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
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
Net Income
Net income for fiscal 2015 was $3,274 million, a increase of $98 million, or 3%, from fiscal 2014. In fiscal 2015, we recorded a pension settlement charge. Absent this charge, net of taxes, Net income increased $137 million compared with fiscal 2014, primarily due to higher revenues and operating results.
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
As of August 31, 2016, Cash and cash equivalents were $4.9 billion, compared with $4.4 billion as of August 31, 2015.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2016	2015	2014	2016 to 2015 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$4,575	$4,092	$3,486	$483
Investing activities	(610)	(1,170)	(1,056)	560
Financing activities	(3,397)	(3,202)	(3,165)	(195)
Effect of exchange rate changes on cash and cash equivalents	(23)	(280)	25	257
Net increase (decrease) in cash and cash equivalents	$545	$(561)	$(711)	$1,105
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was primarily driven by revenue growth and higher operating income, as well as higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by other changes in operating assets and liabilities, including higher spending on certain compensation payments.
Investing activities: Cash used in investing activities decreased $560 million year-over-year, as higher spending on business acquisitions, investments and property and equipment was more than offset by proceeds of $815 million from the Navitaire divestiture and Duck Creek partial divestiture. For additional information, see Note 4 (Business Combinations and Divestitures) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Financing activities: The $195 million increase in cash used in financing activities was primarily due to an increase in the net purchases of shares and an increase in cash dividends paid. For additional information, see Note 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Borrowing Facilities
As of August 31, 2016, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	516	—
Local guaranteed and non-guaranteed lines of credit (3)	165	—
Total	$1,681	$—
_______________

(1)
On December 22, 2015, we replaced our $1.0 billion syndicated loan facility maturing on October 31, 2016 with a $1.0 billion syndicated loan facility maturing on December 22, 2020. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2016 and 2015, we had no borrowings under either the current or the prior loan facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2016 and 2015, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2016 and 2015, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $169 million and $167 million of letters of credit outstanding as of August 31, 2016 and 2015, respectively. In addition, we had total outstanding debt of approximately $27 million at both August 31, 2016 and 2015.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during fiscal 2016 was as follows:

	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture Holdings plc ordinary shares	612,513	$68
Accenture Canada Holdings Inc. exchangeable shares	40,709	5
Total	653,222	$72
_______________
Amounts in table may not total due to rounding.

Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2017. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During fiscal 2016, Accenture issued 775,023 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
Subsequent Developments
On September 27, 2016, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.21 per share on its Class A ordinary shares for shareholders of record at the close of business on October 21, 2016. On September 28, 2016, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.21 per share on our ordinary shares for shareholders of record at the close of business on October 18, 2016. Both dividends are payable on November 15, 2016.
Obligations and Commitments
As of August 31, 2016, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$27	$3	$7	$8	$9
Operating leases	2,817	517	821	577	903
Retirement obligations (2)	106	11	22	22	51
Purchase obligations and other commitments (3)	145	56	89	—	—
Total	$3,096	$586	$940	$607	$962
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
Recently Adopted Accounting Pronouncement
In August 2016, we early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. We adopted this ASU using the retrospective method which required reclassification of current deferred taxes as previously reported on our August 31, 2015 Consolidated Balance Sheets to non-current, resulting in an increase to non-current deferred tax assets of $816 million and a decrease to noncurrent deferred tax liabilities of $22 million.
New Accounting Pronouncements
On March 31, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, the ASU includes provisions that impact the classification of awards as either equity or liabilities and the classification of excess tax benefits on the cash flow statements. We will early adopt the standard effective September 1, 2016. Following adoption, the primary impact on our Consolidated Financial Statements will be the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income. We estimate this change will reduce our fiscal 2017 effective tax rate by less than two percentage points. The actual impact of adopting this standard on the effective tax rate will vary depending on our share price during fiscal 2017. Provisions of the new guidance related to changes to classification of excess tax benefits in the cash flow statements are expected to be adopted retrospectively. We are continuing to evaluate the impacts of the adoption of this guidance and our preliminary assessments are subject to change.
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
On May 28, 2014, the FASB issued ASU No. 2014-09 (Accounting Standard Codification 606), Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and allows for both retrospective and modified retrospective methods of adoption.We will adopt the guidance on September 1, 2018 and apply the modified retrospective method. We are assessing the impact of this ASU on our Consolidated Financial Statements.

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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Euro, U.S. dollar/Japanese yen, U.S. dollar/U.K. pound, U.S. dollar/Brazilian real, U.S. dollar/Swiss franc, U.S. dollar/Philippine peso and U.S. dollar/Norwegian krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee, U.K. pound/Indian rupee and Japanese yen/Chinese yuan, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by our Global Delivery Network. For additional information, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2016, it was anticipated that approximately $61 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $328 million and $305 million as of August 31, 2016 and 2015, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2016 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Other Market Risk
The privately held companies in which we invest are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were insignificant as of August 31, 2016.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers of Accenture Holdings plc
Set forth below are the names, ages, positions and business backgrounds of our directors and executive officers as of the date hereof.

Name	Age	Position
Pierre Nanterme	57	Chief Executive Officer and Director
David P. Rowland	55	Chief Financial Officer and Director
Gianfranco Casati	57	Group Chief Executive—Growth Markets
Richard P. Clark	55	Chief Accounting Officer and Corporate Controller
Johan (Jo) G. Deblaere	54	Chief Operating Officer
Chad T. Jerdee	49	General Counsel and Chief Compliance Officer
Daniel T. London	52	Group Chief Executive—Health & Public Service
Richard A. Lumb	55	Group Chief Executive—Financial Services
Jean-Marc Ollagnier	54	Group Chief Executive—Resources
Robert E. Sell	54	Group Chief Executive—Communications, Media & Technology
Ellyn J. Shook	53	Chief Leadership Officer and Chief Human Resources Officer
Julie Spellman Sweet	49	Group Chief Executive—North America
Alexander M. van ’t Noordende	53	Group Chief Executive—Products
Pierre Nanterme, 57, became our chief executive officer and director in April 2015, when Accenture Holdings plc was formed. Mr. Nanterme has been chairman of the Board of Directors of Accenture since February 2013 and has served as Accenture’s chief executive officer since January 2011. Mr. Nanterme was Accenture’s group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout Accenture, including serving as its chief leadership officer from May 2006 through September 2007 and its country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director of Accenture since October 2010 and has been with Accenture for 33 years. Mr. Nanterme brings to our Board a deep knowledge of Accenture’s business, growth strategy and human capital strategy—as well as extensive experience serving our clients—from his 33 years with Accenture, including his executive roles as chairman, chief executive officer, group chief executive—Financial Services, and chief leadership officer. Given his role representing Accenture at leading external forums such as the B20 Summit and the World Economic Forum, Mr. Nanterme also brings to the Board a broad understanding of the global economy as well as the technology marketplace and competitive landscape.
David P. Rowland, 55, became our chief financial officer and director in April 2015, when Accenture Holdings plc was formed. Mr. Rowland has been Accenture’s chief financial officer since July 2013. From October 2006 to July 2013, he was Accenture’s senior vice president—Finance. Previously, Mr. Rowland was Accenture’s managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as Accenture’s finance director—Communications, Media & Technology and as its finance director—Products. Mr. Rowland has been with Accenture for 33 years. Mr. Rowland brings to our Board a deep knowledge of Accenture’s business and financial reporting, accounting and risk management expertise from his 33 years with Accenture, including his executive roles as chief financial officer and senior vice president—Finance. Given his previous service on the board and as Audit Committee chair for Avanade, a joint venture of Accenture and Microsoft Corporation, Mr. Rowland also brings to our Board experience from his prior board service.
Gianfranco Casati, 57, became our group chief executive—Growth Markets in April 2015, when Accenture Holdings plc was formed. Mr. Casati has also served as group chief executive—Growth Markets of Accenture since January 2014. From September 2006 to January 2014, he served as Accenture’s group chief executive—Products operating group. From April 2002 to September 2006, Mr. Casati was managing director of Accenture’s Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of Accenture’s geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 32 years.
Richard P. Clark, 55, became our chief accounting officer and corporate controller in April 2015, when Accenture Holdings plc was formed. Mr. Clark has also served as Accenture’s chief accounting officer since September 2013 and has served as its corporate controller since September 2010. Prior to that, Mr. Clark served as Accenture’s senior managing director of investor relations from September 2006 to September 2010. Previously he served as Accenture’s finance director—Communications, Media & Technology operating group from July 2001 to September 2006 and as Accenture’s finance director—Resources operating group from 1998 to July 2001. Mr. Clark has been with Accenture for 33 years.
Johan (Jo) G. Deblaere, 54, became our chief operating officer and chief executive—Europe in April 2015, when Accenture Holdings plc was formed. Mr. Deblaere has also served as Accenture’s chief operating officer since September 2009 and as its chief executive—Europe since January 2014. From September 2006 to September 2009, Mr. Deblaere served as Accenture’s chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led Accenture’s global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 31 years.
Chad T. Jerdee, 49, became our general counsel and chief compliance officer in June 2015. Mr. Jerdee has also served as general counsel and chief compliance officer of Accenture since June 2015. From August 2010 to June 2015, Mr. Jerdee served as Accenture’s deputy general counsel—Sales & Delivery, with responsibility for leading global legal support for Accenture’s client-facing business, including its sales, solution development and client delivery teams. Mr. Jerdee has been with Accenture for 19 years.
Daniel T. London, 52, became our group chief executive—Health & Public Service operating group in April 2015, when Accenture Holdings plc was formed. Mr. London has also served as Accenture’s group chief executive—Health & Public Service since June 2014. From 2009 to June 2014, Mr. London was senior managing director for Health & Public Service in North America. Previously, he served as managing director of Accenture’s Finance & Performance Management global service line. Mr. London has been with Accenture for 30 years.
Richard A. Lumb, 55, became our group chief executive—Financial Services operating group in April 2015, when Accenture Holdings plc was formed. Mr. Lumb has also served as group chief executive—Financial Services of Accenture since December 2010. From June 2006 to December 2010, Mr. Lumb led Accenture’s Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as Accenture’s managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 31 years.
Jean-Marc Ollagnier, 54, became our group chief executive—Resources operating group in April 2015, when Accenture Holdings plc was formed. Mr. Ollagnier has also served as Accenture’s group chief executive—Resources since March 2011. From September 2006 to March 2011, Mr. Ollagnier led Accenture’s Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as Accenture’s global managing director—Financial Services Solutions group and as Accenture’s geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 30 years.
Robert E. Sell, 54, became our group chief executive—Communications, Media & Technology operating group in April 2015, when Accenture Holdings plc was formed. Mr. Sell has also served as Accenture’s group chief executive—Communications, Media & Technology operating group since March 2012. From September 2007 to March 2012, Mr. Sell led Accenture’s Communications, Media & Technology operating group in North America. Prior to assuming that role, he served in a variety of leadership roles throughout Accenture, serving clients in a number of industries. Mr. Sell has been with Accenture for 32 years.
Ellyn J. Shook, 53, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since April 2015, when Accenture Holdings plc was formed. Ms. Shook has also served as Accenture’s chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was Accenture’s senior managing director—Human Resources and head of Accenture’s Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 28 years.
Julie Spellman Sweet, 49, became our group chief executive—North America in June 2015. From April 2015, when Accenture Holdings plc was formed, to June 2015, Ms. Sweet served as our general counsel, secretary and chief compliance officer. Ms. Sweet has also served as Accenture’s group chief executive—North America since June 2015. From March 2010 to June 2015, Ms. Sweet was Accenture’s general counsel, secretary and chief compliance officer. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 6 years.
Alexander M. van ’t Noordende, 53, became our group chief executive—Products operating group in April 2015, when Accenture Holdings plc was formed. Mr. van ’t Noordende has also served as Accenture’s group chief executive—Products operating group since January 2014. From March 2011 to January 2014, he served as Accenture’s group chief executive—Management Consulting. Mr. van ’t Noordende was Accenture’s group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led Accenture’s Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as Accenture’s country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 29 years.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under the federal securities laws, our directors, executive officers and beneficial owners of more than 10% of Accenture Holdings plc’s ordinary shares are required within a prescribed period of time to report to the SEC transactions and holdings in Accenture Holdings plc ordinary shares. Our directors and executive officers are also required to report transactions and holdings in Accenture plc Class A ordinary shares and Class X ordinary shares. Based solely on a review of the copies of these forms received by us and on written representations from certain reporting persons that no Form 5 was required to be filed, we believe that during fiscal 2016 all of these filing requirements were satisfied in a timely manner.
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
The information called for by Item 11, including as it relates to the named executive officers of Accenture plc and, by extension, Accenture Holdings plc, will be included in the section captioned “Executive Compensation” included in the definitive proxy statement relating to the 2017 Annual General Meeting of Shareholders of Accenture plc to be held on February 10, 2017 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2016, certain information related to Accenture’s compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	439,242	(1)	$35.417	—
Amended and Restated 2010 Share Incentive Plan	22,478,425	(2)	48.105	23,167,880
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	47,420,425
Equity compensation plans not approved by shareholders	—		N/A	—
Total	22,917,667			70,588,305
_______________

(1)	Consists of 419,683 restricted share units and 19,559 stock options.

(2)	Consists of 22,474,674 restricted share units and 3,751 stock options.

The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive information statement relating to the 2017 Annual General Meeting of Shareholders of Accenture Holdings plc to be held on or around February 8, 2017 and is incorporated herein by reference. We will file such definitive information statement with the SEC pursuant to Regulation 14C not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.
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
The remaining information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2017 Annual General Meeting of Shareholders of Accenture plc to be held on February 10, 2017 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2017 Annual General Meeting of Shareholders of Accenture plc to be held on February 10, 2017 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2016 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2016 and August 31, 2015 and for the three years ended August 31, 2016—Included in Part II of this Form 10-K:
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

10.4	Assumption and General Amendment Agreement between Accenture plc and Accenture Ltd, dated September 1, 2009 (incorporated by reference to Exhibit 10.1 to the 8-K12B)
10.5*	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture Ltd Registration Statement on Form S-1/A (File No. 333-59194) filed on July 12, 2001)
10.6*	Amended and Restated 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to Accenture plc’s 8-K filed on February 3, 2016)
10.7*	Amended and Restated 2010 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.2 to Accenture plc’s 8-K filed on February 3, 2016)
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

10.13*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the Accenture plc May 31, 2013 10-Q)
10.14*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2013 10-Q (the “February 28, 2013 10-Q”))
10.15*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the Accenture plc August 31, 2013 10-K)
10.16*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the Accenture plc August 31, 2015 10-K (the “August 31, 2015 10-K”))
10.17	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.18	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
10.19
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.20
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Accenture plc February 29, 2016 10-Q (the “February 29, 2016 10-Q”))

10.22*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2015 10-Q (the “February 28, 2015 10-Q”))

10.23*
Form of Amendment to Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the November 30, 2014 10-Q)

10.24*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2014 10-Q)

10.25*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.29 to the Accenture plc August 31, 2012 10-K)

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2016 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2015 10-Q)

10.28*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2016 10-Q)

10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2015 10-Q)

10.30*
Form of Amendment to the Senior Officer Performance Equity Award Restricted Share Unit Agreement, the Accenture Leadership Performance Equity Award Restricted Share Unit Agreement and the Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.31 to the Accenture plc August 31, 2016 10-K (the “August 31, 2016 10-K”))

10.31*
Form of Restricted Share Unit Agreement for director grants pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 29, 2016 10-Q)

10.32*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)

10.33*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.34 to the August 31, 2016 10-K)
10.34*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.49 to the August 31, 2013 10-K)
10.35*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
10.36*	Form of Indemnification Agreement, between Accenture Holdings plc, Accenture LLP and the indemnitee party thereto (incorporated by reference to Exhibit 10.1 of the 8-K12G3)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2016 10-K)
24.1	Power of Attorney (included on the signature page hereto)
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
101
The following financial information from Accenture Holdings plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2016 and August 31, 2015, (ii) Consolidated Income Statements for the years ended August 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2016, 2015 and 2014, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2016, 2015 and 2014, (v) Consolidated Cash Flows Statements for the years ended August 31, 2016, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 28, 2016 by the undersigned, thereunto duly authorized.

ACCENTURE HOLDINGS PLC

By:	/s/ JOEL UNRUCH
Name: Joel Unruch
Title: Assistant Secretary

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, David P. Rowland and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 28, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

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
We have audited the accompanying consolidated balance sheets of Accenture Holdings plc and its subsidiaries (the Company) as of August 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2016. We also have audited Accenture Holdings plc’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Holdings plc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture Holdings plc and its subsidiaries as of August 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture Holdings plc maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Chicago, Illinois
October 28, 2016

ACCENTURE HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2016 and 2015
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2016	August 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,905,609	$4,360,766
Short-term investments	2,875	2,448
Receivables from clients, net	4,072,180	3,840,920
Unbilled services, net	2,150,219	1,884,504
Other current assets	845,339	611,436
Total current assets	11,976,222	10,700,074
NON-CURRENT ASSETS:
Unbilled services, net	68,145	15,501
Investments	198,633	45,027
Property and equipment, net	956,542	801,884
Goodwill	3,609,437	2,929,833
Deferred contract costs	733,219	655,482
Deferred income taxes, net	2,077,312	2,089,928
Other non-current assets	989,494	964,918
Total non-current assets	8,632,782	7,502,573
TOTAL ASSETS	$20,609,004	$18,202,647
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,773	$1,848
Accounts payable	1,280,821	1,151,464
Deferred revenues	2,364,728	2,251,617
Accrued payroll and related benefits	4,040,751	3,687,468
Accrued consumption taxes	358,359	319,350
Income taxes payable	362,963	516,827
Other accrued liabilities	468,529	562,432
Total current liabilities	8,878,924	8,491,006
NON-CURRENT LIABILITIES:
Long-term debt	24,457	25,587
Deferred revenues	754,812	524,455
Retirement obligation	1,494,789	1,108,623
Deferred income taxes, net	111,020	91,372
Income taxes payable	850,709	996,077
Other non-current liabilities	304,917	317,956
Total non-current liabilities	3,540,704	3,064,070
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Deferred shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2016 and August 31, 2015	46	46
Ordinary shares, par value .000001 euros per share, 40,000,000,000 shares authorized, 1,020,207,101 shares issued as of August 31, 2016 and August 31, 2015	1	1
Restricted share units (related to Accenture plc Class A ordinary shares)	1,004,128	1,031,203
Additional paid-in capital	7,393,195	7,594,609
Treasury shares, at cost: 357,832,987 ordinary shares and 350,417,202 Class I common shares as of August 31, 2016 and August 31, 2015, respectively	(18,560,302)	(17,709,448)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of August 31, 2016 and August 31, 2015	(456,864)	(456,864)
Retained earnings	20,204,932	17,395,055
Accumulated other comprehensive loss	(1,690,982)	(1,435,984)
Total Accenture Holdings plc shareholders’ equity	7,894,154	6,418,618
Noncontrolling interests	295,222	228,953
Total shareholders’ equity	8,189,376	6,647,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,609,004	$18,202,647

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2016, 2015 and 2014
(In thousands of U.S. dollars, except per share amounts)

	2016	2015	2014
REVENUES:
Revenues before reimbursements (“Net revenues”)	$32,882,723	$31,047,931	$30,002,394
Reimbursements	1,914,938	1,866,493	1,872,284
Revenues	34,797,661	32,914,424	31,874,678
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	22,605,296	21,238,692	20,317,928
Reimbursable expenses	1,914,938	1,866,493	1,872,284
Cost of services	24,520,234	23,105,185	22,190,212
Sales and marketing	3,580,439	3,505,045	3,582,833
General and administrative costs	1,886,543	1,803,943	1,819,136
Pension settlement charge	—	64,382	—
Reorganization benefits, net	—	—	(18,015)
Total operating expenses	29,987,216	28,478,555	27,574,166
OPERATING INCOME	4,810,445	4,435,869	4,300,512
Interest income	30,484	33,991	30,370
Interest expense	(16,258)	(14,578)	(17,621)
Other expense, net	(69,922)	(44,752)	(15,560)
Gain on sale of businesses	848,823	—	—
INCOME BEFORE INCOME TAXES	5,603,572	4,410,530	4,297,701
Provision for income taxes	1,253,969	1,136,741	1,121,743
NET INCOME	4,349,603	3,273,789	3,175,958
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(7,690)	(6,142)	(6,584)
Net income attributable to noncontrolling interests – other	(42,151)	(41,283)	(47,353)
NET INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$4,299,762	$3,226,364	$3,122,021
Cash dividends per share	$2.20	$2.04	$1.86
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2016, 2015 and 2014
(In thousands of U.S. dollars)

	2016	2015	2014
NET INCOME	$4,349,603	$3,273,789	$3,175,958
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(63,476)	(500,153)	95,587
Defined benefit plans	(298,727)	7,874	(111,997)
Cash flow hedges	105,849	(17,874)	208,375
Marketable securities	1,356	(1,634)	—
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	(254,998)	(511,787)	191,965
Other comprehensive loss attributable to noncontrolling interests	(2,631)	(18,077)	(1,984)
COMPREHENSIVE INCOME	$4,091,974	$2,743,925	$3,365,939

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$4,044,764	$2,714,577	$3,313,986
Comprehensive income attributable to noncontrolling interests	47,210	29,348	51,953
COMPREHENSIVE INCOME	$4,091,974	$2,743,925	$3,365,939

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS
For the Years Ended August 31, 2016, 2015 and 2014
(In thousands of U.S. dollars and share amounts)

	Deferred Shares		Ordinary Shares		Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	$	No. Shares
Balance as of August 31, 2013	$—	—	$—	—	$1,704,162	1,049,032	$875,156	$5,747,846	$(15,268,879)	(358,808)	$(456,864)	(13,817)	$13,788,956	$(1,116,162)	$5,274,215	$153,614	$5,427,829
Net income													3,122,021		3,122,021	53,937	3,175,958
Other comprehensive income (loss)														191,965	191,965	(1,984)	189,981
Income tax benefit on share-based compensation plans								78,421							78,421		78,421
Share-based compensation expense							625,792	45,509							671,301		671,301
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(5,166)	(2,207,955)	(28,062)					(2,213,121)	(4,629)	(2,217,750)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(634,619)	326,052	524,933	17,430					216,366	447	216,813
Dividends							55,257						(1,307,472)		(1,252,215)	(2,701)	(1,254,916)
Other, net								1,370					(19,064)		(17,694)	15,394	(2,300)
Balance as of August 31, 2014	$—	—	$—	—	$1,704,162	1,049,032	$921,586	$6,194,032	$(16,951,901)	(369,440)	$(456,864)	(13,817)	$15,584,441	$(924,197)	$6,071,259	$214,078	$6,285,337

ACCENTURE HOLDINGS PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS - (continued) For the Years Ended August 31, 2016, 2015 and 2014 (In thousands of U.S. dollars and share amounts)

	Deferred Shares		Ordinary Shares		Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	$	No. Shares
Net income													3,226,364		3,226,364	47,425	3,273,789
Other comprehensive income (loss)														(511,787)	(511,787)	(18,077)	(529,864)
Income tax benefit on share-based compensation plans								202,868							202,868		202,868
Share-based compensation expense							634,195	46,134							680,329		680,329
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(12,704)	(2,148,834)	(24,001)					(2,161,538)	(4,030)	(2,165,568)
Issuances of Accenture Holdings plc deferred shares	46	40						(46)							—	—	—
Retirement of Accenture SCA Class I common shares					(46,826)	(28,825)		(851,751)	898,577	28,825					—	—	—
Exchange of Accenture SCA Class I common shares for Accenture Holdings plc ordinary shares			1	1,020,207	(1,657,336)	(1,020,207)		1,657,335							—	—	—
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(575,979)	349,491	492,710	14,199					266,222	506	266,728
Dividends							51,401						(1,402,234)		(1,350,833)	(2,638)	(1,353,471)
Other, net								9,250					(13,516)		(4,266)	(8,311)	(12,577)
Balance as of August 31, 2015	$46	40	$1	1,020,207	$—	—	$1,031,203	$7,594,609	$(17,709,448)	(350,417)	$(456,864)	(13,817)	$17,395,055	$(1,435,984)	$6,418,618	$228,953	$6,647,571

ACCENTURE HOLDINGS PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS - (continued) For the Years Ended August 31, 2016, 2015 and 2014 (In thousands of U.S. dollars and share amounts)

	Deferred Shares		Ordinary Shares		Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	$	No. Shares
Net income													4,299,762		4,299,762	49,841	4,349,603
Other comprehensive income (loss)														(254,998)	(254,998)	(2,631)	(257,629)
Income tax benefit on share-based compensation plans								112,562							112,562		112,562
Share-based compensation expense							701,923	56,253							758,176		758,176
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(648)	(2,189,709)	(20,602)					(2,190,357)	(3,901)	(2,194,258)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(785,141)	(373,413)	1,338,855	13,186					180,301	325	180,626
Dividends							51,137						(1,486,694)		(1,435,557)	(2,581)	(1,438,138)
Other, net							5,006	3,832					(3,191)		5,647	25,216	30,863
Balance as of August 31, 2016	$46	40	$1	1,020,207	$—	—	$1,004,128	$7,393,195	$(18,560,302)	(357,833)	$(456,864)	(13,817)	$20,204,932	$(1,690,982)	$7,894,154	$295,222	$8,189,376
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2016, 2015 and 2014
(In thousands of U.S. dollars)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,349,603	$3,273,789	$3,175,958
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	729,052	645,923	620,743
Reorganization benefits, net	—	—	(18,015)
Share-based compensation expense	758,176	680,329	671,301
Gain on sale of businesses	(848,823)	—	—
Deferred income taxes, net	65,940	(459,109)	(74,092)
Other, net	(53,706)	(237,876)	104,950
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(177,156)	(158,990)	(464,639)
Unbilled services, current and non-current, net	(192,912)	(268,135)	(239,893)
Other current and non-current assets	(655,876)	(400,524)	(343,392)
Accounts payable	72,626	113,548	72,526
Deferred revenues, current and non-current	302,738	182,836	93,927
Accrued payroll and related benefits	386,018	586,548	(138,618)
Income taxes payable, current and non-current	(251,255)	105,037	108,860
Other current and non-current liabilities	90,690	28,761	(83,531)
Net cash provided by operating activities	4,575,115	4,092,137	3,486,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	4,220	5,784	5,526
Purchases of property and equipment	(496,566)	(395,017)	(321,870)
Purchases of businesses and investments, net of cash acquired	(932,542)	(791,704)	(740,067)
Proceeds from the sale of businesses and investments, net of cash transferred	814,538	10,553	—
Net cash used in investing activities	(610,350)	(1,170,384)	(1,056,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of ordinary and deferred shares	180,626	266,728	216,813
Purchases of shares	(2,194,258)	(2,165,568)	(2,217,750)
Proceeds from (repayments of) long-term debt, net	(1,059)	701	543
Cash dividends paid	(1,438,138)	(1,353,471)	(1,254,916)
Excess tax benefits from share-based payment arrangements	92,285	84,026	114,293
Other, net	(36,389)	(34,712)	(24,399)
Net cash used in financing activities	(3,396,933)	(3,202,296)	(3,165,416)
Effect of exchange rate changes on cash and cash equivalents	(22,989)	(279,996)	25,162
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	544,843	(560,539)	(710,580)
CASH AND CASH EQUIVALENTS, beginning of period	4,360,766	4,921,305	5,631,885
CASH AND CASH EQUIVALENTS, end of period	$4,905,609	$4,360,766	$4,921,305
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,285	$14,810	$17,595
Income taxes paid	$1,425,480	$1,433,538	$962,976
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Accenture Holdings plc is one of the world’s leading organizations providing consulting, technology and outsourcing services and operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry and functional expertise, technology capabilities and alliances, and global delivery resources, Accenture Holdings plc seeks to provide differentiated services that help clients measurably improve their business performance and create sustainable value for their customers and stakeholders. Accenture Holdings plc’s global delivery model enables it to provide an end-to-end delivery capability by drawing on its global resources to deliver high-quality, cost-effective solutions to clients.
The Merger
On April 10, 2015, Accenture Holdings plc was incorporated in Ireland, as a public limited company, in order to further consolidate Accenture’s presence in Ireland. On August 26, 2015, Accenture SCA merged with and into Accenture Holdings plc, with Accenture Holdings plc as the surviving entity. This merger was a transaction between entities under common control and had no effect on the Company’s Consolidated Financial Statements.
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
All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2016” means the 12-month period that ended on August 31, 2016. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.
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
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $709,444 and $630,420 as of August 31, 2016 and 2015, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $604,674 and $522,968 as of August 31, 2016 and 2015, respectively, and are included in non-current Deferred revenues. Contract acquisition and origination costs are expensed as incurred.
The Company enters into contracts that may consist of multiple deliverables. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple deliverables are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another deliverable. The selling price of each deliverable is determined by obtaining third party evidence of the selling price for the deliverable and is based on the price charged when largely similar services are sold on a standalone basis by the Company to similarly situated customers. If the amount of non-contingent revenues allocated to a deliverable accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with the Company’s accounting policies for the separate deliverables when the services have value on a stand-alone basis, selling price of the separate deliverables exists and, in arrangements that include a general right of refund relative to the completed deliverable, performance of the in-process deliverable is considered probable and substantially in the Company’s control. While determining fair value and identifying separate deliverables require judgment, generally fair value and the separate deliverables are readily identifiable as the Company also sells those deliverables unaccompanied by other deliverables.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues before reimbursements (“net revenues”) include the margin earned on computer hardware, software and related services resale, as well as revenues from alliance agreements. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resales. In addition, Reimbursements include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including certificates of deposit and time deposits. Cash and cash equivalents also include restricted cash of $45,478 and $45,935 as of August 31, 2016 and 2015, respectively, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2016 and 2015, total allowances recorded for client receivables and unbilled services were $79,440 and $70,165, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Investments
All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Non-current investments are primarily non-marketable equity securities of privately held companies and are accounted for using either the equity or cost methods of accounting, in accordance with the requirements of Accounting Standards Codification 323, Investments—Equity Method and Joint Ventures. Marketable securities are classified as available-for-sale investments and reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Interest and amortization of premiums and discounts for debt securities are included in Interest income.
Cost method investments are periodically assessed for other-than-temporary impairment. For investments in privately held companies, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, the Company reduces the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establishes a new cost basis for the investment.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. The Company reviews the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2016 and 2015, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.
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
Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2016	2015	2014
Training costs	$940,509	$841,440	$786,517
Research and development costs	643,407	625,541	639,513
Advertising costs	80,601	79,899	87,559
Provision for (release of) doubtful accounts (1)	15,312	(10,336)	(12,867)

_______________

(1)	For additional information, see “Client Receivables, Unbilled Services and Allowances”.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Recently Adopted Accounting Pronouncement
In August 2016, the Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The Company adopted this ASU using the retrospective method which required reclassification of current deferred taxes as previously reported on the Company’s August 31, 2015 Consolidated Balance Sheets to non-current, resulting in an increase to non-current deferred tax assets of $815,909 and a decrease to noncurrent deferred tax liabilities of $22,218.
New Accounting Pronouncements
On March 31, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, the ASU includes provisions that impact the classification of awards as either equity or liabilities and the classification of excess tax benefits on the cash flow statements. The Company will early adopt the standard effective September 1, 2016. Following adoption, the primary impact on the Company’s Consolidated Financial Statements will be the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income. The Company estimates this change will reduce its fiscal 2017 effective tax rate by less than two percentage points. The actual impact of adopting this standard on the effective tax rate will vary depending on the Company’s share price during fiscal 2017. Provisions of the new guidance related to changes to classification of excess tax benefits in the cash flow statements are expected to be adopted retrospectively. The Company is continuing to evaluate the impacts of the adoption of this guidance and its preliminary assessments are subject to change.
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
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture Holdings plc:

	Fiscal
	2016	2015	2014
Foreign currency translation
Beginning balance	$(839,479)	$(339,326)	$(434,913)
Foreign currency translation	(67,884)	(524,729)	91,170
Income tax benefit	2,120	6,520	2,236
Portion attributable to noncontrolling interests	2,288	18,056	2,181
Foreign currency translation, net of tax	(63,476)	(500,153)	95,587
Ending balance	(902,955)	(839,479)	(339,326)

Defined benefit plans
Beginning balance	(560,303)	(568,177)	(456,180)
Actuarial losses	(481,331)	(77,228)	(177,243)
Pension settlement	—	64,382	—
Prior service costs arising during the period	1,561	(79)	(468)
Reclassifications into net periodic pension and post-retirement expense	26,639	27,538	20,026
Income tax benefit (expense)	153,869	(6,725)	45,459
Portion attributable to noncontrolling interests	535	(14)	229
Defined benefit plans, net of tax	(298,727)	7,874	(111,997)
Ending balance (1)	(859,030)	(560,303)	(568,177)

Cash flow hedges
Beginning balance	(34,568)	(16,694)	(225,069)
Unrealized gains (losses)	180,196	(17,207)	222,100
Reclassification adjustments into Cost of services	(23,004)	(15,207)	101,026
Income tax (expense) benefit	(51,153)	14,508	(114,325)
Portion attributable to noncontrolling interests	(190)	32	(426)
Cash flow hedges, net of tax	105,849	(17,874)	208,375
Ending balance (2)	71,281	(34,568)	(16,694)

Marketable securities
Beginning balance	(1,634)	—	—
Unrealized gain (loss)	2,231	(2,693)	—
Income tax (expense) benefit	(873)	1,056	—
Portion attributable to noncontrolling interests	(2)	3	—
Marketable securities, net of tax	1,356	(1,634)	—
Ending balance	(278)	(1,634)	—

Accumulated other comprehensive loss	$(1,690,982)	$(1,435,984)	$(924,197)
 _______________

(1)
As of August 31, 2016, $50,410 of net losses is expected to be reclassified into net periodic pension expense recognized in Cost of services, Sales and marketing and General and administrative costs in the next twelve months.

(2)	As of August 31, 2016, $61,135 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.	PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31, 2016	August 31, 2015
Buildings and land	$2,914	$2,939
Computers, related equipment and software	1,428,134	1,386,226
Furniture and fixtures	354,523	310,971
Leasehold improvements	900,996	750,716
Property and equipment, gross	2,686,567	2,450,852
Total accumulated depreciation	(1,730,025)	(1,648,968)
Property and equipment, net	$956,542	$801,884

4.	BUSINESS COMBINATIONS AND DIVESTITURES
Fiscal 2016
Business Combinations
On October 20, 2015, the Company acquired Cloud Sherpas (through its holding company, Declarative Holdings, Inc.), a leader in cloud advisory and technology services, for approximately $409,424, net of cash acquired. This acquisition enhances the Company’s ability to provide clients with cloud strategy and technology consulting, as well as cloud application implementation, integration and management services, and resulted in approximately 1,100 employees joining the Company. In connection with this acquisition, the Company recorded goodwill of $385,337, which was allocated to all five reportable operating segments, and intangible assets of $66,522, primarily related to customer-related intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to seven years. The pro forma effects of this acquisition on the Company’s operations were not material.
During fiscal 2016, the Company also completed other individually immaterial acquisitions for total consideration of $458,892, net of cash acquired. These acquisitions were completed primarily to expand the Company’s services and solutions offerings. In connection with these acquisitions, the Company recorded goodwill of $382,326, which was allocated among the reportable operating segments, and intangible assets of $109,981, primarily consisting of customer-related and technology intangibles. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to ten years. The pro forma effects of these acquisitions on the Company’s operations were not material.
Divestiture
On January 26, 2016, the Company completed the sale of Navitaire LLC (“Navitaire”), a wholly owned subsidiary of the Company that provides technology and business solutions to the airline industry, to Amadeus IT Group, S.A. (“Amadeus”). Concurrent with the sale, the Company also entered into several arrangements to provide services to Amadeus, principally infrastructure outsourcing, over the next five years. The Company received a total of $825,644, net of transaction costs and cash divested, of which $214,500 was recorded as deferred revenue attributable to arrangements to provide services to Amadeus. In connection with the sale of Navitaire, the Company recorded a gain of $547,584 (reported in “Gain on sale of businesses” in the Consolidated Income Statements) and recorded related income taxes of $55,759. Approximately 600 Navitaire employees transferred to Amadeus as a part of this sale.
Joint Venture
On August 1, 2016, the Company completed the transfer of its Duck Creek business to Apax Partners LLP in exchange for $196,198, net of transaction costs and cash divested, and a 40% non-controlling interest in the newly formed joint venture, Duck Creek Technologies LLC (“Duck Creek”). Duck Creek’s business is to accelerate the innovation of claims, billing and policy administration software for the insurance industry. In connection with the transaction, which resulted in the recording of the retained non-controlling interest at fair value, the Company recorded a gain of $301,239 (reported in “Gain on sale of businesses” in the Consolidated Income Statements) and related income tax expense of $48,286. The fair value of the Company’s retained interest in Duck Creek was calculated based on the terms of the transfer and other factors related to the valuation of the non-controlling interest. Adjustments related

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

to the completion of certain post-closing matters may be recorded in subsequent periods. Approximately 1,000 employees moved to Duck Creek as a part of this transaction.
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
During fiscal 2015, the Company also completed other individually immaterial acquisitions for total consideration of $510,236, net of cash acquired. These acquisitions were completed primarily to expand the Company’s services and solutions offerings. In connection with these acquisitions, the Company recorded goodwill of $427,435, which was allocated among the reportable operating segments, and intangible assets of $120,970, primarily consisting of customer-related and technology intangibles. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to eleven years. The pro forma effects of these acquisitions on the Company’s operations were not material.
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
During fiscal 2014, the Company also completed other individually immaterial acquisitions for total consideration of $320,225, net of cash acquired. These acquisitions were completed primarily to expand the Company’s services and solutions offerings. In connection with these acquisitions, the Company recorded goodwill of $256,704, which was allocated among the reportable operating segments, and intangible assets of $80,305, primarily consisting of customer-related and technology intangibles. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of these acquisitions on the Company’s operations were not material.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2014	Additions/ Adjustments	Foreign Currency Translation	August 31, 2015	Additions/ Adjustments	Foreign Currency Translation	August 31, 2016
Communications, Media & Technology	$338,855	$42,797	$(16,828)	$364,824	$194,365	$(12,623)	$546,566
Financial Services	707,093	35,060	(28,723)	713,430	149,811	(8,865)	854,376
Health & Public Service	375,052	218,461	(4,620)	588,893	130,787	(3,831)	715,849
Products	836,858	198,274	(33,364)	1,001,768	134,607	(23,384)	1,112,991
Resources	138,036	144,844	(21,962)	260,918	123,613	(4,876)	379,655
Total	$2,395,894	$639,436	$(105,497)	$2,929,833	$733,183	$(53,579)	$3,609,437
Goodwill includes immaterial adjustments related to divestitures and prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	August 31, 2016			August 31, 2015
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$532,753	$(159,774)	$372,979	$449,219	$(120,841)	$328,378
Technology	100,363	(48,270)	52,093	104,824	(44,988)	59,836
Patents	118,906	(57,951)	60,955	114,979	(54,064)	60,915
Other	43,804	(19,680)	24,124	31,480	(15,702)	15,778
Total	$795,826	$(285,675)	$510,151	$700,502	$(235,595)	$464,907
Total amortization related to the Company’s intangible assets was $117,882, $99,633 and $75,232 for fiscal 2016, 2015 and 2014, respectively. Estimated future amortization related to intangible assets held at August 31, 2016 is as follows:

Fiscal Year	Estimated Amortization
2017	$107,291
2018	92,066
2019	74,617
2020	65,658
2021	45,747
Thereafter	124,772
Total	$510,151

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.	DERIVATIVE FINANCIAL INSTRUMENTS
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
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $129,603 as of August 31, 2016.
The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2016 was $33,774.
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
Cash Flow Hedges
Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2016 and 2015, the Company held no derivatives that were designated as fair value or net investment hedges.
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow or net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation includes a description of the hedging instrument, the hedged item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. The Company assesses the ongoing effectiveness of its hedges using the Hypothetical Derivative Method, which measures hedge ineffectiveness based on a comparison of the change in fair value of the actual derivative designated as the hedging instrument and the change in fair value of a hypothetical derivative. The hypothetical derivative would have terms that identically match the critical terms of the hedged item. The Company measures and records hedge ineffectiveness at the end of each fiscal quarter.
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net gain of $23,004 and $15,207 during fiscal 2016 and 2015, respectively, and a net loss of $101,026 during fiscal 2014. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

in Other expense, net in the Consolidated Income Statement and for fiscal 2016, 2015 and 2014, was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2016 and 2015 or 2014.
Other Derivatives
The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net loss of $84,293 and $257,783 for fiscal 2016 and 2015, respectively, and a net gain of $78,446 for fiscal 2014. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31, 2016	August 31, 2015
Assets
Cash Flow Hedges
Other current assets	$71,955	$28,282
Other non-current assets	45,683	13,503
Other Derivatives
Other current assets	11,965	18,233
Total assets	$129,603	$60,018
Liabilities
Cash Flow Hedges
Other accrued liabilities	$10,820	$48,683
Other non-current liabilities	5,547	48,746
Other Derivatives
Other accrued liabilities	17,407	31,862
Total liabilities	$33,774	$129,291
Total fair value	$95,829	$(69,273)
Total notional value	$7,604,486	$6,363,110
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

	August 31, 2016	August 31, 2015
Net derivative assets	$114,785	$36,661
Net derivative liabilities	18,956	105,934
Total fair value	$95,829	$(69,273)

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.	BORROWINGS AND INDEBTEDNESS
As of August 31, 2016, the Company had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	515,873	—
Local guaranteed and non-guaranteed lines of credit (3)	164,692	—
Total	$1,680,565	$—
_______________

(1)
On December 22, 2015, the Company replaced its $1,000,000 syndicated loan facility maturing on October 31, 2016 with a $1,000,000 syndicated loan facility maturing on December 22, 2020. This facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires the Company to: (1) limit liens placed on its assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of its consolidated assets; and (2) maintain an Adjusted Indebtedness-to-EBITDA ratio not exceeding 1.75 to 1.00. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2016 and 2015, the Company had no borrowings under either the current or the prior loan facility.

(2)
The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2016 and 2015, the Company had no borrowings under these facilities.

(3)
The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2016 and 2015, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $168,663 and $166,506 of letters of credit outstanding as of August 31, 2016 and 2015, respectively. In addition, the Company had total outstanding debt of $27,230 and $27,435 as of August 31, 2016 and 2015, respectively.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.	INCOME TAXES

	Fiscal
	2016	2015	2014
Current taxes
U.S. federal	$314,121	$617,488	$397,722
U.S. state and local	38,255	72,133	46,854
Non-U.S.	835,653	906,229	751,259
Total current tax expense	1,188,029	1,595,850	1,195,835
Deferred taxes
U.S. federal	8,588	(94,621)	26,941
U.S. state and local	1,056	(11,245)	2,911
Non-U.S.	56,296	(353,243)	(103,944)
Total deferred tax expense (benefit)	65,940	(459,109)	(74,092)
Total	$1,253,969	$1,136,741	$1,121,743
The components of Income before income taxes were as follows:

	Fiscal
	2016	2015	2014
U.S. sources	$1,047,909	$1,321,511	$1,119,627
Non-U.S. sources	4,555,663	3,089,019	3,178,074
Total	$5,603,572	$4,410,530	$4,297,701
The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.1	1.3	1.3
Non-U.S. operations taxed at lower rates	(12.0)	(15.4)	(12.1)
Final determinations (1)	(2.1)	(5.1)	(1.7)
Other net activity in unrecognized tax benefits	2.7	3.2	3.0
Change in indefinite reinvestment assertion	(0.6)	5.6	—
Divestitures	(3.4)	—	—
Other, net	1.7	1.2	0.6
Effective income tax rate	22.4%	25.8%	26.1%

_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
During fiscal 2015, the Company concluded that substantially all of the undistributed earnings of its U.S. subsidiaries would no longer be considered indefinitely reinvested and recorded an estimated tax liability of $247,097 for withholding taxes payable on the distribution of these earnings. These earnings were distributed in the form of a U.S. dividend declared and paid on August 26, 2015. The Company intends to indefinitely reinvest any future U.S. earnings. As of August 31, 2016, the Company had not recognized a deferred tax liability on $1,297,932 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $116,000.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2017 and 2021. Some of the holidays are renewable at reduced levels, under certain conditions, with possible renewal periods through 2031. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $100,000, $111,000 and $91,000 in fiscal 2016, 2015 and 2014, respectively.
The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.
The components of the Company’s deferred tax assets and liabilities included the following:

	August 31, 2016	August 31, 2015
Deferred tax assets
Pensions	$306,776	$278,944
Revenue recognition	113,890	112,113
Compensation and benefits	797,707	558,127
Share-based compensation	262,508	262,040
Tax credit carryforwards	898,073	914,716
Net operating loss carryforwards	131,018	119,463
Depreciation and amortization	97,015	97,218
Deferred amortization deductions	687,351	687,406
Indirect effects of unrecognized tax benefits	354,544	357,031
Other	139,105	157,449
	3,787,987	3,544,507
Valuation allowance	(980,196)	(963,874)
Total deferred tax assets	2,807,791	2,580,633
Deferred tax liabilities
Revenue recognition	(109,749)	(75,352)
Depreciation and amortization	(205,431)	(167,467)
Investments in subsidiaries	(330,673)	(213,351)
Other	(195,646)	(125,907)
Total deferred tax liabilities	(841,499)	(582,077)
Net deferred tax assets	$1,966,292	$1,998,556
The Company recorded valuation allowances of $980,196 and $963,874 as of August 31, 2016 and 2015, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2016, the Company recorded a net increase of $16,322 in the valuation allowance. The majority of this change related to valuation allowances on certain tax net operating loss carryforwards, as the Company believes it is more likely than not that these assets will not be realized.
The Company had tax credit carryforwards as of August 31, 2016 of $898,073, of which $30,288 will expire between 2017 and 2026, $828 will expire between 2027 and 2036, and $866,957 has an indefinite carryforward period. The Company had net operating loss carryforwards as of August 31, 2016 of $518,475. Of this amount, $254,978 expires between 2017 and 2026, $2,130 expires between 2027 and 2036, and $261,367 has an indefinite carryforward period.
As of August 31, 2016, the Company had $985,755 of unrecognized tax benefits, of which $508,313, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2015, the Company had $997,935 of unrecognized tax benefits, of which $534,929, if recognized, would favorably affect the Company’s effective tax rate. The remaining unrecognized benefits as of August 31, 2016 and 2015 of $477,442 and $463,006, respectively, represent

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2016	2015
Balance, beginning of year	$997,935	$1,333,606
Additions for tax positions related to the current year	163,097	155,637
Additions for tax positions related to prior years	126,353	97,694
Reductions for tax positions related to prior years	(63,782)	(470,147)
Statute of limitations expirations	(208,295)	(28,116)
Settlements with tax authorities	(3,703)	(33,743)
Foreign currency translation	(25,850)	(56,996)
Balance, end of year	$985,755	$997,935
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2016, 2015 and 2014, the Company recognized expense (benefit) of $8,681, $(17,373) and $16,370 in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $109,269 ($95,057, net of tax benefits) and $101,843 ($84,530, net of tax benefits) were reflected on the Company’s Consolidated Balance Sheets as of August 31, 2016 and 2015, respectively.
The Company is participating in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) beginning with the 2016 fiscal year. As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The Company is currently under audit by the IRS for fiscal 2013 and 2014. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2007. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $562,000 or increase by approximately $169,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense were as follows:

	Pension Plans						Postretirement Plans
	August 31, 2016		August 31, 2015		August 31, 2014		August 31, 2016	August 31, 2015	August 31, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	3.50%	2.40%	4.50%	3.47%	4.25%	3.53%	3.51%	4.46%	4.25%
Discount rate for determining net periodic pension expense	4.50%	3.47%	4.25%	3.53%	5.00%	4.18%	4.46%	4.25%	4.96%
Long term rate of return on plan assets	4.75%	3.99%	5.50%	4.55%	5.50%	4.79%	4.54%	5.05%	4.87%
Rate of increase in future compensation for determining projected benefit obligation	2.57%	3.47%	3.65%	3.56%	3.65%	3.75%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	3.60%	3.56%	3.65%	3.75%	3.60%	3.79%	N/A	N/A	N/A
Beginning in fiscal 2016, the Company changed the method it uses to estimate the service and interest cost components of net periodic pension expense. Historically, the Company selected a discount rate for the U.S. plans by matching the plans’ cash flows to that of the average of two yield curves that provide the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for the non-U.S. Plans primarily reflected the market rate for high-quality, fixed-income debt instruments. Beginning in fiscal 2016, the Company utilized a full yield curve approach to estimate these components by applying specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the Company’s total benefit obligations. The Company accounted for this change as a change in estimate and, accordingly, recognized its effect prospectively beginning in fiscal 2016.
The discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s defined benefit pension and postretirement plans as of the annual measurement date and are subject to change each year.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Assumed U.S. Health Care Cost Trend
The Company’s U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 6.8% for the plan year ending June 30, 2017. The rate is assumed to decrease on a straight-line basis to 4.5% for the plan year ending June 30, 2027 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rates would increase the benefit obligation by $81,422, while a one percentage point decrease would reduce the benefit obligation by $62,615.
U.S. Defined Benefit Pension Plan Settlement Charge
During fiscal 2015, the Company offered a voluntary one-time lump sum payment option to certain eligible former employees who had vested benefits under the Company’s U.S. pension plan that, if accepted, would settle the Company’s pension obligations to them. This resulted in lump sum payments from plan assets of $279,571 during fiscal 2015. As a result of this settlement and the adoption of the new U.S. mortality tables released by the Society of Actuaries, the Company remeasured the assets and liabilities of the U.S. pension plan, which in aggregate resulted in a net reduction to the projected benefit obligation of $179,938 as well as a non-cash settlement charge of $64,382, pre-tax, during fiscal 2015.
Pension and Postretirement Expense
Pension expense for fiscal 2016, 2015 and 2014 was $94,827, $143,968 (including the above noted settlement charge) and $87,422, respectively. Postretirement expense for fiscal 2016, 2015 and 2014 was not material to the Company’s Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of the Company’s pension and postretirement benefit plans for fiscal 2016 and 2015 were as follows:

	Pension Plans				Postretirement Plans
	August 31, 2016		August 31, 2015		August 31, 2016	August 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$1,635,744	$1,439,225	$1,909,651	$1,519,007	$403,095	$375,312
Service cost	7,305	72,502	8,899	67,471	18,565	17,784
Interest cost	63,470	43,827	76,969	48,199	15,618	15,602
Participant contributions	—	9,857	—	6,081	—	—
Acquisitions/divestitures/transfers	—	41,719	—	(364)	—	—
Amendments	—	(1,561)	—	79	—	—
Curtailment	—	(689)	—	—	84	—
Pension settlement	—	—	(279,571)	—	—	—
Special termination benefits	—	1,332	—	—	—	—
Actuarial (gain) loss	371,294	261,252	(35,478)	14,618	74,213	14,180
Benefits paid	(47,807)	(52,549)	(44,726)	(39,685)	(11,143)	(11,186)
Exchange rate impact	—	(56,805)	—	(176,181)	532	(8,597)
Benefit obligation, end of year	$2,030,006	$1,758,110	$1,635,744	$1,439,225	$500,964	$403,095
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$1,596,186	$982,471	$1,883,789	$1,032,378	$24,643	$29,484
Actual return on plan assets	242,112	97,638	25,580	39,797	3,856	92
Acquisitions/divestitures/transfers	—	24,052	—	—	—	—
Employer contributions	10,944	71,046	11,114	52,033	9,774	6,253
Participant contributions	—	9,857	—	6,081	—	—
Pension settlement	—	—	(279,571)	—	—	—
Benefits paid	(47,807)	(52,549)	(44,726)	(39,685)	(11,143)	(11,186)
Exchange rate impact	—	(51,361)	—	(108,133)	—	—
Fair value of plan assets, end of year	$1,801,435	$1,081,154	$1,596,186	$982,471	$27,130	$24,643
Funded status, end of year	$(228,571)	$(676,956)	$(39,558)	$(456,754)	$(473,834)	$(378,452)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$—	$59,335	$102,686	$64,690	$—	$—
Current liabilities	(11,091)	(16,691)	(11,148)	(10,287)	(1,579)	(1,416)
Non-current liabilities	(217,480)	(719,600)	(131,096)	(511,157)	(472,255)	(377,036)
Funded status, end of year	$(228,571)	$(676,956)	$(39,558)	$(456,754)	$(473,834)	$(378,452)

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2016 and 2015 was as follows:

	Pension Plans				Postretirement Plans
	August 31, 2016		August 31, 2015		August 31, 2016	August 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$592,873	$480,408	$397,065	$295,098	$143,777	$75,224
Prior service (credit) cost	—	(6,860)	—	(7,281)	31,569	35,173
Accumulated other comprehensive loss, pre-tax	$592,873	$473,548	$397,065	$287,817	$175,346	$110,397
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2016 and 2015 was as follows:

	August 31, 2016		August 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$2,017,437	$1,592,598	$1,626,972	$1,313,946
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2016 and 2015:

	Pension Plans				Postretirement Plans
	August 31, 2016		August 31, 2015		August 31, 2016	August 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$2,030,006	$1,400,510	$142,244	$757,741	$500,964	$403,095
Fair value of plan assets	1,801,435	664,220	—	236,297	27,130	24,643

	August 31, 2016		August 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$2,017,437	$1,233,952	$142,244	$629,524
Fair value of plan assets	1,801,435	627,738	—	204,076

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Investment Strategies
U.S. Pension Plans
The overall investment objective of the defined benefit pension plans is to match the duration of the plans’ assets to the plans’ liabilities while managing risk in order to meet current defined benefit pension obligations. The plans’ future prospects, their current financial conditions, the Company’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of return in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations. The Company recognizes that asset allocation of the defined benefit pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the target asset allocations and will be dictated by current and anticipated market conditions, required cash flows and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.
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
Risk Management
Plan investments are exposed to risks including market, interest rate and operating risk. In order to mitigate significant concentrations of these risks, the assets are invested in a diversified portfolio primarily consisting of fixed income instruments and equities. To minimize asset volatility relative to the liabilities, plan assets allocated to debt securities appropriately match the duration of individual plan liabilities. Equities are diversified between U.S. and non-U.S. index funds and are intended to achieve long term capital appreciation. Plan asset allocation and investment managers’ guidelines are reviewed on a regular basis.
Plan Assets
The Company’s target allocation for fiscal 2017 and weighted-average plan assets allocations as of August 31, 2016 and 2015 by asset category for defined benefit pension plans were as follows:

	2017 Target Allocation		2016		2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	36%	—%	29%	10%	30%
Debt securities	77	51	75	58	87	56
Cash and short-term investments	23	3	25	2	3	3
Insurance contracts	—	7	—	7	—	6
Other	—	3	—	4	—	5
Total	100%	100%	100%	100%	100%	100%

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2016 were as follows:

U.S. Plans
	Level 1	Level 2	Level 3	Total
Fixed Income
U.S. government, state and local debt securities	—	359,583	—	359,583
Non-U.S. government debt securities	—	38,232	—	38,232
U.S. corporate debt securities	—	614,136	—	614,136
Non-U.S. corporate debt securities	—	79,124	—	79,124
Mutual fund debt securities	286,360	—	—	286,360
Cash and short-term investments	—	451,130	—	451,130
Total	$286,360	$1,542,205	$—	$1,828,565

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$311,324	$—	$311,324
Fixed Income
Non-U.S. government debt securities	91,745	—	—	91,745
Mutual fund debt securities	15,608	524,472	—	540,080
Cash and short-term investments	19,382	4,048	—	23,430
Insurance contracts	—	72,525	—	72,525
Other	—	42,050	—	42,050
Total	$126,735	$954,419	$—	$1,081,154
There were no transfers between Levels 1 and 2 during fiscal 2016.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $80,077 in fiscal 2017 related to contributions to its U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans. The Company’s postretirement plan contributions in fiscal 2017 are not expected to be material to the Company’s Consolidated Financial Statements.

Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans (1)	Non-U.S. Plans	U.S. and Non-U.S. Plans
2017	$46,881	$44,537	$10,259
2018	49,865	50,094	11,469
2019	53,277	55,964	12,598
2020	56,950	66,225	13,942
2021	61,361	75,166	15,830
2022-2026	373,921	416,507	110,756
 _______________
(1)    Excludes the impact of the anticipated U.S. pension plan termination noted below.
U.S. Pension Plan Termination
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
The Company’s ultimate settlement obligation will depend upon both the nature and timing of participant settlements and prevailing market conditions. Upon settlement, the Company expects to recognize additional expense, consisting of unrecognized actuarial losses included in Accumulated other comprehensive loss that totaled approximately $467,000 as of August 31, 2016, adjusted for the difference between the ultimate settlement obligation and the Company’s accrued pension obligation. The Company does not expect the settlement of the U.S. pension plan obligations to have a material impact on its cash position.
Defined Contribution Plans
In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $419,932, $397,123 and $331,801 in fiscal 2016, 2015 and 2014, respectively.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.	SHARE-BASED COMPENSATION
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by Accenture’s shareholders in 2016 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 83,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2016, there were 23,167,880 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. Accenture issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2016	2015	2014
Total share-based compensation expense included in Net income	$758,176	$680,329	$671,301
Income tax benefit related to share-based compensation included in Net income	236,423	212,019	206,007

Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on Accenture’s stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2016 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2015	24,733,581	$71.83
Granted (1)	9,699,688	105.16
Vested (2)	(10,987,988)	72.50
Forfeited	(1,481,576)	77.82
Nonvested balance as of August 31, 2016	21,963,705	$85.81
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2016, 2015 and 2014 was $105.16, $89.63 and $80.61, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2016, 2015 and 2014 was $796,620, $581,936 and $628,999, respectively.
As of August 31, 2016, there was $677,433 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years. As of August 31, 2016, there were 930,652 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.
Stock Options
There were no stock options granted during fiscal 2016, 2015 or 2014. As of August 31, 2016 we had 23,310 stock options outstanding and exercisable at a weighted average exercise price of $37.46 and a weighted average remaining contractual term of 2.5 years.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Employee Share Purchase Plan
2010 ESPP
The Amended and Restated Accenture plc 2010 Employee Share Purchase Plan (the “2010 ESPP”) is a nonqualified plan that provides eligible employees of the Company with an opportunity to purchase Accenture plc Class A ordinary shares through payroll deductions. Under the 2010 ESPP, eligible employees may purchase Accenture plc Class A ordinary shares through the Employee Share Purchase Plan (the “ESPP”) or the Voluntary Equity Investment Program (the “VEIP”). Under the ESPP, eligible employees may elect to contribute 1% to 10% of their eligible compensation during each semi-annual offering period (up to $7.5 per offering period) to purchase Accenture plc Class A ordinary shares at a discount. Under the VEIP, eligible members of Accenture Leadership may elect to contribute up to 30% of their eligible compensation towards the monthly purchase of Accenture plc Class A ordinary shares at fair market value. At the end of the VEIP program year, Accenture Leadership participants who did not withdraw from the program will be granted restricted share units under the Amended 2010 SIP equal to 50% of the number of shares purchased during that year and held by the participant as of the grant date.
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2016, Accenture had issued 42,579,575 Accenture plc Class A ordinary shares under the 2010 ESPP. Accenture issued 5,850,113, 6,232,031 and 7,067,832 shares to employees in fiscal 2016, 2015 and 2014, respectively, under the 2010 ESPP.

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
Accenture Holdings plc Ordinary Shares
Members of Accenture Leadership in certain countries, including the United States, received Accenture SCA Class I common shares in connection with the Company’s transition to a corporate structure. On August 26, 2015, Accenture SCA merged with and into Accenture Holdings plc, with Accenture Holdings plc as the surviving entity. In connection with this transaction, holders of Accenture SCA Class I common shares (other than Accenture SCA itself) received, on a one-for-one basis, ordinary shares of Accenture Holdings plc. Only Accenture plc, Accenture Holdings plc, Accenture International S.à.r.l. and certain current and former members of Accenture Leadership and their permitted transferees hold Accenture Holdings plc ordinary shares. Each Accenture Holdings plc share entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture Holdings plc and entitles its holders to dividends and liquidation payments.
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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2016, our aggregate available authorization was $5,386,517 for these share purchase programs and Accenture’s publicly announced open-market share purchase program.
The Company’s share purchase activity during fiscal 2016 was as follows:

	Shares	Amount
Accenture Holdings plc ordinary shares	612,513	$67,641
Accenture Canada Holdings Inc. exchangeable shares	40,709	4,552
Total	653,222	$72,193
Other Share Redemptions
During fiscal 2016, Accenture issued 775,023 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at it's option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
Dividends
The Company’s dividend activity during fiscal 2016 was as follows:

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
 Subsequent Event
On September 27, 2016, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.21 per share on its Class A ordinary shares for shareholders of record at the close of business on October 21, 2016. On September 28, 2016, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.21 per share on its ordinary shares for shareholders of record at the close of business on October 18, 2016. Both dividends are payable on November 15, 2016. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

13.	LEASE COMMITMENTS
The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes, and sublease income from third parties during fiscal 2016, 2015 and 2014 was as follows:

	Fiscal
	2016	2015	2014
Rental expense	$578,149	$547,206	$539,711
Sublease income from third parties	(26,403)	(27,293)	(29,482)
Future minimum rental commitments under non-cancelable operating leases as of August 31, 2016 were as follows:

	Operating Lease Payments	Operating Sublease Income
2017	$516,622	$(16,147)
2018	445,853	(15,410)
2019	375,393	(13,996)
2020	318,828	(12,324)
2021	257,949	(11,074)
Thereafter	902,659	(50,350)
	$2,817,304	$(119,301)

14.  COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2016 and 2015, the Company has reflected the fair value of $54,221 and $79,023, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2016 and 2015, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $749,000 and $655,000, respectively, of which all but approximately $113,000 and $43,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2016, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

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
 The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal
2016	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other	Total
Net revenues	$6,615,717	$7,031,053	$5,986,878	$8,395,038	$4,838,963	$15,074	$32,882,723
Depreciation and amortization (1)	141,356	139,518	134,788	206,806	106,584	—	729,052
Operating income	965,574	1,127,750	807,012	1,282,461	627,648	—	4,810,445
Net assets as of August 31 (2)	923,764	123,827	892,569	1,281,551	820,273	(137,761)	3,904,223
2015
Net revenues	$6,349,372	$6,634,771	$5,462,550	$7,596,051	$4,988,627	$16,560	$31,047,931
Depreciation and amortization (1)	152,329	128,413	115,010	168,731	81,440	—	645,923
Operating income	871,388	1,079,397	700,960	1,082,351	701,773	—	4,435,869
Net assets as of August 31 (2)	798,623	186,739	812,278	1,158,953	723,113	(59,371)	3,620,335
2014
Net revenues	$5,923,821	$6,511,228	$5,021,692	$7,394,980	$5,135,309	$15,364	$30,002,394
Depreciation and amortization (1)	136,029	139,759	101,345	169,704	73,906	—	620,743
Operating income	770,166	957,347	678,663	991,844	902,492	—	4,300,512
Net assets as of August 31 (2)	926,952	128,179	791,084	974,546	735,048	(127,396)	3,428,413
_______________

(1)	Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each operating segment, as well as an allocation for amounts they do not directly control.

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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	North America	Europe	Growth Markets	Total
2016
Net revenues	$15,653,290	$11,448,361	$5,781,072	$32,882,723
Reimbursements	970,248	635,362	309,328	1,914,938
Revenues	16,623,538	12,083,723	6,090,400	34,797,661
Property and equipment, net as of August 31	244,351	220,500	491,691	956,542
2015
Net revenues	$14,209,387	$10,929,572	$5,908,972	$31,047,931
Reimbursements	891,443	628,342	346,708	1,866,493
Revenues	15,100,830	11,557,914	6,255,680	32,914,424
Property and equipment, net as of August 31	230,359	179,925	391,600	801,884
2014 (1)
Net revenues	$12,796,846	$11,254,953	$5,950,595	$30,002,394
Reimbursements	882,481	624,219	365,584	1,872,284
Revenues	13,679,327	11,879,172	6,316,179	31,874,678
Property and equipment, net as of August 31	240,886	190,450	362,108	793,444
 _______________

(1)
Effective September 1, 2014, we revised the reporting of Accenture's geographic regions as follows: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Fiscal 2014 amounts have been reclassified to conform to the current period presentation.

The Company’s business in the United States represented 46%, 43% and 40% of its consolidated net revenues during fiscal 2016, 2015 and 2014, respectively. No other country individually comprised 10% or more of the Company’s consolidated net revenues during these periods. Business in Ireland, the Company’s country of domicile, represented approximately 1% of its consolidated net revenues during each of fiscal 2016, 2015 and 2014.
The Company conducts business in Ireland and in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31, 2016	August 31, 2015	August 31, 2014
United States	25%	28%	29%
India	25	26	22
Ireland	4	2	2
Revenues by type of work were as follows:

	Fiscal
	2016	2015	2014
Consulting	$17,867,891	$16,203,915	$15,737,661
Outsourcing	15,014,832	14,844,016	14,264,733
Net revenues	32,882,723	31,047,931	30,002,394
Reimbursements	1,914,938	1,866,493	1,872,284
Revenues	$34,797,661	$32,914,424	$31,874,678

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

16.	QUARTERLY DATA (unaudited)

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$8,013,163	$7,945,565	$8,434,757	$8,489,238	$32,882,723
Reimbursements	452,821	451,488	534,287	476,342	1,914,938
Revenues	8,465,984	8,397,053	8,969,044	8,965,580	34,797,661
Cost of services before reimbursable expenses	5,450,644	5,575,749	5,745,205	5,833,698	22,605,296
Reimbursable expenses	452,821	451,488	534,287	476,342	1,914,938
Cost of services	5,903,465	6,027,237	6,279,492	6,310,040	24,520,234
Operating income	1,221,260	1,088,044	1,305,943	1,195,198	4,810,445
Net income	868,681	1,399,858	950,283	1,130,781	4,349,603
Net income attributable to Accenture Holdings plc	856,938	1,387,417	938,140	1,117,267	4,299,762

Fiscal 2015	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Annual
Net revenues	$7,895,715	$7,493,329	$7,770,382		$7,888,505	$31,047,931
Reimbursements	447,542	438,261	504,684		476,006	1,866,493
Revenues	8,343,257	7,931,590	8,275,066		8,364,511	32,914,424
Cost of services before reimbursable expenses	5,356,425	5,252,690	5,245,477		5,384,100	21,238,692
Reimbursable expenses	447,542	438,261	504,684		476,006	1,866,493
Cost of services	5,803,967	5,690,951	5,750,161		5,860,106	23,105,185
Operating income	1,187,709	1,021,033	1,133,519	—	1,093,608	4,435,869
Net income	892,242	743,192	850,230		788,125	3,273,789
Net income attributable to Accenture Holdings plc	880,380	730,356	838,449		777,179	3,226,364