Form 10-Q
period 2017-02-28
Accenture Holdings plc
filed 2017-03-23
CIK 1647339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s ordinary shares, par value €0.000001 per share, outstanding as of March 9, 2017 was 1,020,207,101 (which number includes 993,166,063 issued shares held by the registrant or its controlling shareholder).

ACCENTURE HOLDINGS PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
February 28, 2017 and August 31, 2016
(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2017	August 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,238,862	$4,905,609
Short-term investments	2,502	2,875
Receivables from clients, net	4,452,252	4,072,180
Unbilled services, net	2,111,641	2,150,219
Other current assets	958,745	845,339
Total current assets	10,764,002	11,976,222
NON-CURRENT ASSETS:
Unbilled services, net	52,898	68,145
Investments	190,358	198,633
Property and equipment, net	968,433	956,542
Goodwill	4,224,007	3,609,437
Deferred contract costs	737,354	733,219
Deferred income taxes, net	2,030,673	2,077,312
Other non-current assets	1,111,048	989,494
Total non-current assets	9,314,771	8,632,782
TOTAL ASSETS	$20,078,773	$20,609,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,944	$2,773
Accounts payable	1,212,800	1,280,821
Deferred revenues	2,458,524	2,364,728
Accrued payroll and related benefits	3,292,768	4,040,751
Accrued consumption taxes	334,538	358,359
Income taxes payable	665,125	362,963
Other accrued liabilities	386,074	468,529
Total current liabilities	8,352,773	8,878,924
NON-CURRENT LIABILITIES:
Long-term debt	24,546	24,457
Deferred revenues	740,919	754,812
Retirement obligation	1,483,978	1,494,789
Deferred income taxes, net	53,452	111,020
Income taxes payable	516,839	850,709
Other non-current liabilities	291,117	304,917
Total non-current liabilities	3,110,851	3,540,704
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Deferred shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of February 28, 2017 and August 31, 2016	46	46
Ordinary shares, par value .000001 euros per share, 40,000,000,000 shares authorized, 1,020,207,101 shares issued as of February 28, 2017 and August 31, 2016	1	1
Restricted share units (related to Accenture plc Class A ordinary shares)	875,148	1,004,128
Additional paid-in capital	7,081,392	7,393,195
Treasury shares, at cost: 359,234,575 and 357,832,987 ordinary shares as of February 28, 2017 and August 31, 2016, respectively	(18,742,274)	(18,560,302)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of February 28, 2017 and August 31, 2016	(456,864)	(456,864)
Retained earnings	21,325,866	20,204,932
Accumulated other comprehensive loss	(1,772,246)	(1,690,982)
Total Accenture Holdings plc shareholders’ equity	8,311,069	7,894,154
Noncontrolling interests	304,080	295,222
Total shareholders’ equity	8,615,149	8,189,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,078,773	$20,609,004
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2017 and February 29, 2016
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
REVENUES:
Revenues before reimbursements (“Net revenues”)	$8,317,671	$7,945,565	$16,833,188	$15,958,728
Reimbursements	444,511	451,488	934,597	904,309
Revenues	8,762,182	8,397,053	17,767,785	16,863,037
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,813,515	5,575,749	11,599,000	11,026,393
Reimbursable expenses	444,511	451,488	934,597	904,309
Cost of services	6,258,026	6,027,237	12,533,597	11,930,702
Sales and marketing	871,489	830,332	1,760,316	1,706,125
General and administrative costs	494,014	451,440	1,003,260	916,906
Total operating expenses	7,623,529	7,309,009	15,297,173	14,553,733
OPERATING INCOME	1,138,653	1,088,044	2,470,612	2,309,304
Interest income	8,728	6,727	17,025	13,853
Interest expense	(3,976)	(4,543)	(7,024)	(8,595)
Other income (expense), net	(12,546)	(21,213)	(18,633)	(17,184)
Gain (loss) on sale of businesses	(12,349)	553,577	(12,349)	553,577
INCOME BEFORE INCOME TAXES	1,118,510	1,622,592	2,449,631	2,850,955
Provision for income taxes	231,302	222,734	502,674	582,416
NET INCOME	887,208	1,399,858	1,946,957	2,268,539
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,342)	(2,482)	(3,093)	(4,019)
Net income attributable to noncontrolling interests – other	(10,495)	(9,959)	(19,316)	(20,165)
NET INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$875,371	$1,387,417	$1,924,548	$2,244,355
Cash dividends per share	$—	$—	$1.21	$1.10
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 28, 2017 and February 29, 2016
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
NET INCOME	$887,208	$1,399,858	$1,946,957	$2,268,539
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	86,150	(26,934)	(112,874)	(136,938)
Defined benefit plans	(7,208)	3,708	4,733	7,997
Cash flow hedges	41,748	(11,483)	26,599	22,803
Marketable securities	—	(103)	278	(103)
OTHER COMPREHENSIVE INCOME (LOSS ) ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	120,690	(34,812)	(81,264)	(106,241)
Other comprehensive income (loss) attributable to noncontrolling interests	(3,095)	575	(6,948)	(4,187)
COMPREHENSIVE INCOME	$1,004,803	$1,365,621	$1,858,745	$2,158,111

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$996,061	$1,352,605	$1,843,284	$2,138,114
Comprehensive income attributable to noncontrolling interests	8,742	13,016	15,461	19,997
COMPREHENSIVE INCOME	$1,004,803	$1,365,621	$1,858,745	$2,158,111
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 28, 2017
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Deferred Shares		Ordinary Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)		Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity
	$	No. Shares	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2016	$46	40	$1	1,020,207	$1,004,128	$7,393,195	$(18,560,302)	(357,833)	$(456,864)	(13,817)	$20,204,932	$(1,690,982)	$7,894,154	$295,222	$8,189,376
Net income											1,924,548		1,924,548	22,409	1,946,957
Other comprehensive income (loss)												(81,264)	(81,264)	(6,948)	(88,212)
Share-based compensation expense					375,571	26,752							402,323	—	402,323
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares						(14,576)	(1,098,385)	(9,389)					(1,112,961)	(1,772)	(1,114,733)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs					(527,848)	(326,624)	916,413	7,897					61,941	110	62,051
Dividends					23,297						(807,050)		(783,753)	(1,374)	(785,127)
Other, net						2,645					3,436		6,081	(3,567)	2,514
Balance as of February 28, 2017	$46	40	$1	1,020,207	$875,148	$7,081,392	$(18,742,274)	(359,325)	$(456,864)	(13,817)	$21,325,866	$(1,772,246)	$8,311,069	$304,080	$8,615,149
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2017 and February 29, 2016
(In thousands of U.S. dollars)
(Unaudited)

	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,946,957	$2,268,539
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	375,240	354,627
Share-based compensation expense	402,323	357,715
(Gain) loss on sale of business	12,349	(553,577)
Deferred income taxes, net	(60,273)	(62,810)
Other, net	(124,788)	(52,964)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(362,416)	(172,884)
Unbilled services, current and non-current, net	58,006	(155,667)
Other current and non-current assets	(263,458)	(383,309)
Accounts payable	(73,976)	(75,286)
Deferred revenues, current and non-current	110,105	329,608
Accrued payroll and related benefits	(716,926)	(641,903)
Income taxes payable, current and non-current	(2,658)	(184,712)
Other current and non-current liabilities	(61,900)	(19,925)
Net cash provided by (used in) operating activities	1,238,585	1,007,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(188,962)	(242,845)
Purchases of businesses and investments, net of cash acquired	(829,198)	(747,637)
Proceeds from the sale of businesses and investments, net of cash transferred	(22,921)	618,310
Proceeds from sales of property and equipment	7,293	1,539
Net cash provided by (used in) investing activities	(1,033,788)	(370,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary and deferred shares	62,051	16,146
Purchases of shares	(1,114,733)	(1,199,740)
Proceeds from (repayments of) long-term debt, net	361	378
Cash dividends paid	(785,127)	(720,676)
Other, net	(6,647)	(12,313)
Net cash provided by (used in) financing activities	(1,844,095)	(1,916,205)
Effect of exchange rate changes on cash and cash equivalents	(27,449)	(46,721)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,666,747)	(1,326,107)
CASH AND CASH EQUIVALENTS, beginning of period	4,905,609	4,360,766
CASH AND CASH EQUIVALENTS, end of period	$3,238,862	$3,034,659
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2017.
Accenture plc (“Accenture”) is a holding company incorporated in Ireland with no material assets other than Accenture Holdings plc ordinary and deferred shares. Accenture is the controlling shareholder of the Company.
Allowances for Client Receivables and Unbilled Services
As of February 28, 2017 and August 31, 2016, total allowances recorded for client receivables and unbilled services were $75,885 and $79,440, respectively.
Accumulated Depreciation
As of February 28, 2017 and August 31, 2016, total accumulated depreciation was $1,832,022 and $1,730,025, respectively.
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
The primary impact of the adoption of the ASU on the Company’s Consolidated Financial Statements was the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which reduced income tax expense by $57,489 and $88,087 for the three and six months ended February 28, 2017, respectively. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to retrospectively apply the presentation requirements for cash flows related to excess tax benefits for all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $78,801 for the six months ended February 29, 2016. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s consolidated cash flows statements since these cash flows have historically been presented as a financing activity.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

New Accounting Pronouncements
The following standards, issued by the FASB, will, or are expected to, result in a change in practice and/or have a financial impact to the Company’s Consolidated Financial Statements:

Standard	Description	Accenture Adoption Date	Impact on the Financial Statements or Other Significant Matters
2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. Under current guidance in U.S. GAAP, in the case of depreciable or amortizable assets, the income tax consequences are deferred at the time of the intra-entity transfer and recognized as the assets are depreciated or amortized. The guidance requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption.
		September 1, 2018	The Company is assessing the impact of this ASU on its Consolidated Financial Statements.
2016-02: Leases
The guidance amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The guidance allows for a modified retrospective method upon adoption.
September 1, 2019
While the Company is continuing to assess the potential impact of this ASU, it currently believes the most significant impact relates to its accounting for office space operating leases.  The Company anticipates this ASU will have a material impact on its Consolidated Balance Sheets.  However, the Company does not believe adoption will have a material impact on its Consolidated Income Statements.

2014-09: (Accounting Standard Codification 606), Revenue from Contracts with Customers and related updates
The guidance replaces most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance allows for both retrospective and modified retrospective methods of adoption.
September 1, 2018
The Company will apply the modified retrospective method of adoption. The Company has performed an initial assessment of the impact of the ASU on its policies, processes, systems and controls and is implementing system enhancements to generate the information necessary for the new disclosures. The Company expects revenue recognition across its portfolio of services to remain largely unchanged. However, the Company expects to recognize revenue earlier than it does under current guidance in a few areas, including accounting for variable fees and for certain consulting services, which will be recognized over time rather than at a point in time. While the Company has not finalized its assessment of the impact of the ASU, based on the analysis completed to date, the Company does not currently anticipate that the ASU will have a material impact on its Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture Holdings plc:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Foreign currency translation
Beginning balance	$(1,101,979)	$(949,483)	$(902,955)	$(839,479)
Foreign currency translation	84,249	(29,210)	(119,476)	(142,673)
Income tax benefit (expense)	(1,247)	2,865	(395)	1,493
Portion attributable to noncontrolling interests	3,148	(589)	6,997	4,242
Foreign currency translation, net of tax	86,150	(26,934)	(112,874)	(136,938)
Ending balance	(1,015,829)	(976,417)	(1,015,829)	(976,417)

Defined benefit plans
Beginning balance	(847,089)	(556,014)	(859,030)	(560,303)
Reclassifications into net periodic pension and post-retirement expense (1)	(6,794)	6,572	11,030	13,205
Income tax benefit (expense)	(427)	(2,858)	(6,290)	(5,194)
Portion attributable to noncontrolling interests	13	(6)	(7)	(14)
Defined benefit plans, net of tax	(7,208)	3,708	4,733	7,997
Ending balance	(854,297)	(552,306)	(854,297)	(552,306)

Cash flow hedges
Beginning balance	56,132	(282)	71,281	(34,568)
Unrealized gain (loss)	89,886	(23,599)	83,780	24,748
Reclassification adjustments into Cost of services	(25,319)	2,529	(47,468)	3,979
Income tax benefit (expense)	(22,753)	9,567	(9,672)	(5,883)
Portion attributable to noncontrolling interests	(66)	20	(41)	(41)
Cash flow hedges, net of tax	41,748	(11,483)	26,599	22,803
Ending balance (2)	97,880	(11,765)	97,880	(11,765)

Marketable securities
Beginning balance	—	(1,634)	(278)	(1,634)
Unrealized gain (loss)	—	(170)	462	(170)
Income tax benefit (expense)	—	67	(183)	67
Portion attributable to noncontrolling interests	—	—	(1)	—
Marketable securities, net of tax	—	(103)	278	(103)
Ending balance	—	(1,737)	—	(1,737)

Accumulated other comprehensive loss	$(1,772,246)	$(1,542,225)	$(1,772,246)	$(1,542,225)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of February 28, 2017, $77,921 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. BUSINESS COMBINATIONS
During the six months ended February 28, 2017, the Company completed several individually immaterial acquisitions for total consideration of $806,224, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2016	Additions/ Adjustments	Foreign Currency Translation	February 28, 2017
Communications, Media & Technology	$546,566	$85,908	$(11,541)	$620,933
Financial Services	854,376	137,643	(4,804)	987,215
Health & Public Service	715,849	86,358	(2,525)	799,682
Products	1,112,991	307,043	(25,219)	1,394,815
Resources	379,655	46,322	(4,615)	421,362
Total	$3,609,437	$663,274	$(48,704)	$4,224,007
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	February 28, 2017			August 31, 2016
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$625,102	$(184,679)	$440,423	$532,753	$(159,774)	$372,979
Technology	99,302	(55,751)	43,551	100,363	(48,270)	52,093
Patents	120,946	(60,196)	60,750	118,906	(57,951)	60,955
Other	45,122	(16,783)	28,339	43,804	(19,680)	24,124
Total	$890,472	$(317,409)	$573,063	$795,826	$(285,675)	$510,151
Total amortization related to the Company’s intangible assets was $33,324 and $66,452 for the three and six months ended February 28, 2017, respectively. Total amortization related to the Company’s intangible assets was $29,640 and $57,364 for the three and six months ended February 29, 2016, respectively. Estimated future amortization related to intangible assets held as of February 28, 2017 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2017	$73,159
2018	111,841
2019	87,690
2020	77,576
2021	67,851
Thereafter	154,946
Total	$573,063

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the six months ended February 28, 2017 was as follows:

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
Subsequent Event
On March 20, 2017, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.21 per share on its Class A ordinary shares for shareholders of record at the close of business on April 13, 2017. On March 20, 2017, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.21 per share on its ordinary shares for shareholders of record at the close of business on April 10, 2017. Both dividends are payable on May 15, 2017. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
6. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2017 and February 29, 2016, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 2 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $19,780 and a net loss of $118,313 for the three and six months ended February 28, 2017, respectively, and a net gain of $15,578 and a net loss of $57,399 for the three and six months ended February 29, 2016, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 28, 2017	August 31, 2016
Assets
Cash Flow Hedges
Other current assets	$101,134	$71,955
Other non-current assets	73,946	45,683
Other Derivatives
Other current assets	11,713	11,965
Total assets	$186,793	$129,603
Liabilities
Cash Flow Hedges
Other accrued liabilities	$23,213	$10,820
Other non-current liabilities	15,642	5,547
Other Derivatives
Other accrued liabilities	11,005	17,407
Total liabilities	$49,860	$33,774
Total fair value	$136,933	$95,829
Total notional value	$7,652,299	$7,604,486
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

	February 28, 2017	August 31, 2016
Net derivative assets	$145,904	$114,785
Net derivative liabilities	8,971	18,956
Total fair value	$136,933	$95,829
7. RETIREMENT AND PROFIT SHARING PLANS
On March 18, 2016, Accenture plc’s Board of Directors approved an amendment to terminate the Company’s U.S. pension plan, effective May 30, 2016, for all active and former employees who are no longer accruing benefits in the pension plan (approximately 16,200 people). The amendment also provides for the creation of a separate defined benefit plan with substantially the same terms for approximately 600 active employees who are currently eligible to accrue benefits. The U.S. pension plan is expected to be settled in the third quarter of fiscal 2017, subject to receipt of customary regulatory approvals.
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
The Company’s effective tax rates for the three months ended February 28, 2017 and February 29, 2016 were 20.7% and 13.7%, respectively. The Company’s effective tax rates for the six months ended February 28, 2017 and February 29, 2016 were 20.5% and 20.4%, respectively. Absent the gain on the Navitaire divestiture and related tax impact recorded during the three months ended February 29, 2016, the effective tax rates would have been 15.4% and 22.8% for the three and six months ended February 29, 2016, respectively. The effective tax rate for the six months ended February 28, 2017 benefited from the final determination of prior year U.S. taxes and the recognition of excess tax benefits from share based payments as a result of the early adoption of ASU No. 2016-09. This was partially offset by a net increase to prior year non-U.S. tax liabilities. The effective tax rate for the six months ended February 29, 2016 also benefited from the final determination of prior year U.S. taxes.
As previously disclosed, on December 8, 2016, the Swiss Federal Tax Administration notified a subsidiary of Accenture that it has opened an investigation to examine the tax treatment of an August 2010 intercompany transfer of certain intellectual property. The tax treatment used in connection with the transfer was based on tax rulings we obtained from the relevant Swiss tax authorities and upon which we relied. The Swiss tax authorities have asserted that in connection with the transfer of the intellectual property, we underpaid income and withholding taxes. While we strongly disagree with the assertions made and will vigorously defend our position, we have been cooperating with the Swiss tax authorities. If the Swiss tax authorities were to prevail in this matter, taxes could be due, plus interest and possible penalties, which could be material.
9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of February 28, 2017 and August 31, 2016, the Company has reflected the fair value of $50,500 and $54,221, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of February 28, 2017 and August 31, 2016, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $569,000 and $749,000, respectively, of which all but approximately $95,000 and $113,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies
As of February 28, 2017, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
See also Note 8 (Income Taxes) to these Consolidated Financial Statements under Item 1, “Financial Statements.”
10. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	February 28, 2017		February 29, 2016
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,620,728	$214,738	$1,606,700	$242,512
Financial Services	1,769,611	268,164	1,684,729	230,534
Health & Public Service	1,511,564	189,115	1,482,264	209,795
Products	2,264,828	363,762	1,994,530	286,336
Resources	1,144,725	102,874	1,173,997	118,867
Other	6,215	—	3,345	—
Total	$8,317,671	$1,138,653	$7,945,565	$1,088,044

	Six Months Ended
	February 28, 2017		February 29, 2016
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$3,306,924	$472,582	$3,211,339	$490,385
Financial Services	3,579,380	587,653	3,429,945	553,319
Health & Public Service	3,012,338	388,342	2,906,131	382,373
Products	4,584,997	772,461	3,984,653	577,559
Resources	2,339,583	249,574	2,419,081	305,668
Other	9,966	—	7,579	—
Total	$16,833,188	$2,470,612	$15,958,728	$2,309,304

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

Overview
Revenues are driven by the ability of our executives to secure new contracts and to deliver services and solutions that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading services and solutions and to deploy skilled teams of professionals quickly and on a global basis.
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
Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2017 increased 5% in U.S. dollars and 6% in local currency compared to the second quarter of fiscal 2016. Net revenues for the six months ended February 28, 2017 increased 5% in U.S. dollars and 7% in local currency compared to the six months ended February 29, 2016. Demand for our services and solutions continued to be strong, resulting in growth across most areas of our business. During the second quarter of fiscal 2017, revenue growth in local currency was very strong in Products and strong in Financial Services, while there was slight growth in Health & Public Service and Communications, Media & Technology and Resources had a slight decline. Revenue growth in local currency was strong in outsourcing and solid in consulting during the second quarter of fiscal 2017. While the business environment remained competitive, we continued to experience pricing improvement in several areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the second quarter of fiscal 2017 increased 3% in U.S. dollars and 5% in local currency compared to the second quarter of fiscal 2016. Net consulting revenues for the six months ended February 28, 2017 increased 4% in U.S. dollars and 6% in local currency compared to the six months ended February 29, 2016. Consulting revenue growth in local currency in the second quarter of fiscal 2017 was led by significant growth in Products, as well as strong growth in Financial Services, partially offset by declines in Communications, Media & Technology, Resources and Health & Public Service. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for the second quarter of fiscal 2017 increased 7% in U.S. dollars and 8% in local currency compared to the second quarter of fiscal 2016. Net outsourcing revenues for the six months ended February 28, 2017 increased 7% in U.S. dollars and 8% in local currency compared to the six months ended February 29, 2016. Outsourcing revenue growth in local currency in the second quarter of fiscal 2017 was led by very strong growth in Products, as well as strong growth in Financial Services and Health & Public Service while Communications, Media & Technology and Resources revenue had modest growth. We continue to experience growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2016, the U.S. dollar strengthened against many currencies during the three and six months ended February 28, 2017, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 2% and 1% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2017, we estimate that our full fiscal 2017 revenue growth will be approximately 2% lower in U.S. dollars than in local currency.
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
Utilization for the second quarter of fiscal 2017 was 91%, down from 92% in the first quarter of fiscal 2017 and up from 90% in the second quarter of fiscal 2016. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 401,000 as of February 28, 2017, compared to approximately 373,000 as of February 29, 2016. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2017 was 12%, flat with the first quarter of fiscal 2017 and down from 13% in the second quarter of fiscal 2016. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the second quarter of fiscal 2017 was 30.1%, compared with 29.8% for the second quarter of fiscal 2016. Gross margin for the six months ended February 28, 2017 was 31.1%, compared with 30.9% for the six months ended February 29, 2016.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.4% for both the second quarter of fiscal 2017 and the six months ended February 28, 2017, compared with 16.1% for the second quarter of fiscal 2016 and 16.4% for the six months ended February 29, 2016. We continuously monitor these costs and implement cost-management actions, as appropriate. For the second quarter and six months ended February 28, 2017 compared to the same periods in fiscal 2016, Sales and marketing costs as a percentage of net revenues was flat and decreased 20 basis points, respectively, and General and administrative costs as a percentage of net revenues increased 20 and 30 basis points, respectively, principally due to higher technology and facilities costs.
Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2017 was 13.7%, flat with the second quarter of fiscal 2016. Operating margin for the six months ended February 28, 2017 was 14.7%, compared with 14.5% for the six months ended February 29, 2016.
During the second quarter of fiscal 2016, we recorded a $554 million gain on sale of business and $58 million in taxes related to the divestiture of our Navitaire business.We have presented the prior year effective tax rate excluding this gain, as we believe doing so facilitates understanding as to both the impact of this gain and our operating performance in comparison to the current period.
The effective tax rates for the second quarter of fiscal 2017 and six months ended February 28, 2017 were 20.7% and 20.5%, respectively. The effective tax rates for the second quarter of fiscal 2016 and six months ended February 29, 2016 were 13.7% and 20.4%, respectively. Absent the gain on the Navitaire divestiture and related taxes recorded in the second quarter of fiscal 2016, our effective tax rates for the second quarter of fiscal 2016 and six months ended February 29, 2016 would have been 15.4% and 22.8%, respectively. For additional information see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
New Bookings
New bookings for the second quarter of fiscal 2017 were $9.19 billion, with consulting bookings of $4.63 billion and outsourcing bookings of $4.56 billion. New bookings for the six months ended February 28, 2017 were $17.51 billion, with consulting bookings of $9.51 billion and outsourcing bookings of $8.00 billion.

Results of Operations for the Three Months Ended February 28, 2017 Compared to the Three Months Ended February 29, 2016
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended
	February 28, 2017	February 29, 2016			February 28, 2017	February 29, 2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,621	$1,607	1%	1%	20%	20%
Financial Services	1,770	1,685	5	8	21	21
Health & Public Service	1,512	1,482	2	2	18	19
Products	2,265	1,995	14	15	27	25
Resources	1,145	1,174	(2)	(1)	14	15
Other	6	3	n/m	n/m	—	—
TOTAL NET REVENUES	8,318	7,946	5%	6%	100%	100%
Reimbursements	445	451	(2)
TOTAL REVENUES	$8,762	$8,397	4%
GEOGRAPHIC REGIONS
North America	$3,956	$3,791	4%	4%	48%	48%
Europe	2,827	2,785	2	7	34	35
Growth Markets	1,535	1,370	12	9	18	17
TOTAL NET REVENUES	$8,318	$7,946	5%	6%	100%	100%
TYPE OF WORK
Consulting	$4,406	$4,293	3%	5%	53%	54%
Outsourcing	3,912	3,653	7	8	47	46
TOTAL NET REVENUES	$8,318	$7,946	5%	6%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
Effective December 1, 2016, we changed the structure of our Communications, Media & Technology operating group to reflect the continued convergence of the communications, media and entertainment industries, as well as the opportunity we are seeing in the software and platform sectors. The new structure includes the following industry groups: Communications & Media (Telecommunications, Cable, Broadcasting and Content & Publishing); Software & Platforms (Internet & Social and Software); and Electronics & High Tech (Network Equipment Providers, Aerospace & Defense, Consumer Technology, Semiconductor, Medical Equipment and Enterprise Markets). The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016:
Operating Groups

•
Communications, Media & Technology net revenues increased 1% in local currency, led by Software & Platforms in North America, as well as growth across all industry groups in Growth Markets and Electronics & High Tech in North America. This growth was partially offset by a decline in Communications & Media in Europe, as disruptions in the market continue to impact demand, and we expect this trend to continue.

•	Financial Services net revenues increased 8% in local currency, driven by growth in both industry groups in Europe and Banking & Capital Markets in Growth Markets.

•	Health & Public Service net revenues increased 2% in local currency, driven by Public Service in Growth Markets and Europe, as well as Health in North America.

•
Products net revenues increased 15% in local currency, driven by very strong growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Life Sciences in North America and Industrial in Europe.

•
Resources net revenues decreased 1% in local currency, as very strong growth in Utilities in Europe and Growth Markets was more than offset by declines in Energy across all geographic regions and Chemicals & Natural Resources in North America and Europe. We have experienced negative revenue growth in Chemicals & Natural Resources and Energy, principally due to continued challenging market conditions in these industries, and we expect this trend to continue in the near term.

Geographic Regions

•	North America net revenues increased 4% in local currency, driven by the United States.

•	Europe net revenues increased 7% in local currency, driven by the United Kingdom, Germany, Switzerland, Sweden and Spain.

•	Growth Markets net revenues increased 9% in local currency, led by Japan, as well as Australia, Singapore and China.
Operating Expenses
Operating expenses for the second quarter of fiscal 2017 increased $315 million, or 4%, over the second quarter of fiscal 2016, and remained flat as a percentage of revenues at 87.0%. Operating expenses before reimbursable expenses for the second quarter of fiscal 2017 increased $321 million, or 5%, over the second quarter of fiscal 2016, and remained flat as a percentage of net revenues at 86.3%.
Cost of Services
Cost of services for the second quarter of fiscal 2017 increased $231 million, or 4%, over the second quarter of fiscal 2016, and decreased as a percentage of revenues to 71.4% from 71.8% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2017 increased $238 million, or 4%, over the second quarter of fiscal 2016, and decreased as a percentage of net revenues to 69.9% from 70.2% during this period. Gross margin for the second quarter of fiscal 2017 increased to 30.1% from 29.8% during this period. The increase in gross margin for the second quarter of fiscal 2017 was principally due to lower labor costs as a percentage of net revenues, compared to the second quarter of fiscal 2016.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2017 increased $41 million, or 5%, over the second quarter of fiscal 2016, and remained flat as a percentage of net revenues at 10.5%.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2017 increased $43 million, or 9%, over the second quarter of fiscal 2016, and increased as a percentage of net revenues to 5.9% from 5.7% during this period. The increase as a percentage of net revenues was principally due to higher technology and facilities costs.

Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2017 increased $51 million, or 5%, over the second quarter of fiscal 2016. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	February 28, 2017		February 29, 2016
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$215	13%	$243	15%	$(28)
Financial Services	268	15	231	14	$38
Health & Public Service	189	13	210	14	$(21)
Products	364	16	286	14	$77
Resources	103	9	119	10	$(16)
Total	$1,139	13.7%	$1,088	13.7%	$51
 _______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the second quarter of fiscal 2017 was similar to that disclosed for net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016:

•	Communications, Media & Technology operating income decreased primarily due to lower consulting contract profitability.

•	Financial Services operating income increased primarily due to revenue growth and higher contract profitability.

•	Health & Public Service operating income decreased primarily due to a decline in consulting revenues.

•	Products operating income increased due to very strong revenue growth and higher contract profitability.

•	Resources operating income decreased due to a decline in consulting revenue and lower consulting contract profitability.
Gain (Loss) on Sale of Businesses
We recorded a gain from the Navitaire divestiture of $554 million during the second quarter of fiscal 2016.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2017 was 20.7%, compared with 13.7% for the second quarter of fiscal 2016. Absent the gain on the Navitaire divestiture and related $58 million in taxes recorded during the second quarter of fiscal 2016, the effective tax rate for the second quarter of fiscal 2016 would have been 15.4%. The effective tax rate for the second quarter of fiscal 2017 benefited from the final determination of prior year U.S. taxes as well as the recognition of excess tax benefits from share based payments as a result of the early adoption of ASU No. 2016-09. This was offset by an increase to prior year non-U.S. tax liabilities. The effective tax rate in the second quarter of fiscal 2016 also benefited from the final determination of prior year U.S. taxes.
Net Income
Net income for the second quarter of fiscal 2017 decreased $513 million, or 37%, from the second quarter of fiscal 2016, primarily driven by the gain on sale of business from the Navitaire divestiture recorded during the second quarter of fiscal 2016, partially offset by higher revenues and operating results during the second quarter of fiscal 2017.

Results of Operations for the Six Months Ended February 28, 2017 Compared to the Six Months Ended February 29, 2016
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended		Percent Increase(Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Six Months Ended
	February 28, 2017	February 29, 2016			February 28, 2017	February 29, 2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$3,307	$3,211	3%	3%	20%	20%
Financial Services	3,579	3,430	4	7	21	22
Health & Public Service	3,012	2,906	4	4	18	18
Products	4,585	3,985	15	16	27	25
Resources	2,340	2,419	(3)	(2)	14	15
Other	10	8	n/m	n/m	—	—
TOTAL NET REVENUES	16,833	15,959	5%	7%	100%	100%
Reimbursements	935	904	3
TOTAL REVENUES	$17,768	$16,863	5%
GEOGRAPHIC REGIONS
North America	$7,937	$7,554	5%	5%	47%	47%
Europe	5,769	5,669	2	7	34	36
Growth Markets	3,127	2,735	14	10	19	17
TOTAL NET REVENUES	$16,833	$15,959	5%	7%	100%	100%
TYPE OF WORK
Consulting	$8,999	$8,639	4%	6%	53%	54%
Outsourcing	7,834	7,320	7	8	47	46
TOTAL NET REVENUES	$16,833	$15,959	5%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Net Revenues
Effective December 1, 2016, we changed the structure of our Communications, Media & Technology operating group to reflect the continued convergence of the communications, media and entertainment industries, as well as the opportunity we are seeing in the software and platform sectors. The new structure includes the following industry groups: Communications & Media (Telecommunications, Cable, Broadcasting and Content & Publishing); Software & Platforms (Internet & Social and Software); and Electronics & High Tech (Network Equipment Providers, Aerospace & Defense, Consumer Technology, Semiconductor, Medical Equipment and Enterprise Markets). The following net revenues commentary discusses local currency net revenue changes for the six months ended February 28, 2017 compared to the six months ended February 29, 2016:
Operating Groups

•
Communications, Media & Technology net revenues increased 3% in local currency, led by Software & Platforms in North America, as well as growth across all industry groups in Growth Markets and Electronics & High Tech in North America. This growth was partially offset by a decline in Communication & Media in Europe, as disruptions in the market continue to impact demand, and we expect this trend to continue.

•	Financial Services net revenues increased 7% in local currency, driven by growth in both industry groups in Europe and Banking & Capital Markets in Growth Markets.

•	Health & Public Service net revenues increased 4% in local currency, driven by Public Service in Growth Markets and Europe, as well as Health in North America.

•
Products net revenues increased 16% in local currency, driven by very strong growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Life Sciences in North America and Industrial in Europe.

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

Geographic Regions

•	North America net revenues increased 5% in local currency, driven by the United States.

•	Europe net revenues increased 7% in local currency, driven by the United Kingdom, Germany, Switzerland, Spain and Belgium.

•	Growth Markets net revenues increased 10% in local currency, led by Japan, as well as Australia and China.
Operating Expenses
Operating expenses for the six months ended February 28, 2017 increased $743 million, or 5%, over the six months ended February 29, 2016, and decreased as a percentage of revenues to 86.1% from 86.3% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2017 increased $713 million, or 5%, over the six months ended February 29, 2016, and decreased as a percentage of net revenues to 85.3% from 85.5% during this period.
Cost of Services
Cost of services for the six months ended February 28, 2017 increased $603 million, or 5%, over the six months ended February 29, 2016, and decreased as a percentage of revenues to 70.5% from 70.8% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2017 increased $573 million, or 5%, over the six months ended February 29, 2016, and decreased as a percentage of net revenues to 68.9% from 69.1% during this period. Gross margin for the six months ended February 28, 2017 increased to 31.1% from 30.9% during this period.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2017 increased $54 million, or 3%, over the six months ended February 29, 2016, and decreased as a percentage of net revenues to 10.5% from 10.7% during this period.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2017 increased $86 million, or 9%, over the six months ended February 29, 2016, and increased as a percentage of net revenues to 6.0% from 5.7% during this period. The increase as a percentage of net revenues was principally due to higher technology and facilities costs.
Operating Income and Operating Margin
Operating income for the six months ended February 28, 2017 increased $161 million, or 7%, over the six months ended February 29, 2016. Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended
	February 28, 2017		February 29, 2016
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$473	14%	$490	15%	$(18)
Financial Services	588	16	553	16	$34
Health & Public Service	388	13	382	13	$6
Products	772	17	578	14	$195
Resources	250	11	306	13	$(56)
Total	$2,471	14.7%	$2,309	14.5%	$161

We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the six months ended February 28, 2017 was similar to that disclosed for net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the six months ended February 28, 2017 compared with the six months ended February 29, 2016:

•	Communications, Media & Technology operating income decreased primarily due to lower consulting contract profitability.

•	Financial Services operating income increased primarily due to revenue growth.

•	Health & Public Service operating income was relatively flat year-over-year.

•	Products operating income increased due to very strong revenue growth, higher consulting contract profitability and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to a decline in consulting revenue and lower consulting contract profitability.
Gain (Loss) on Sale of Businesses
We recorded a gain from the Navitaire divestiture of $554 million during the six months ended February 29, 2016.
Provision for Income Taxes
The effective tax rate for the six months ended February 28, 2017 was 20.5%, compared with 20.4% for the six months ended February 29, 2016. Absent the gain on the Navitaire divestiture and related $58 million in taxes recorded during the second quarter of fiscal 2016, the effective tax rate for the six months ended February 29, 2016 would have been 22.8%. The effective tax rate for the six months ended February 28, 2017 benefited from the final determination of prior year U.S. taxes and the recognition of excess tax benefits from share based payments as a result of the early adoption of ASU No. 2016-09. This was partially offset by a net increase to prior year non-U.S. tax liabilities. The effective tax rate for the six months ended February 29, 2016 also benefited from the final determination of prior year U.S. taxes.
Our provision for income taxes is based on many factors and subject to volatility year to year. The effective tax rate for a quarter can vary because of the timing of when certain events occur during the year.
Net Income
Net income for the six months ended February 28, 2017 decreased $322 million, or 14%, from the six months ended February 29, 2016, primarily driven by the gain on sale of business from the Navitaire divestiture recorded during the second quarter of fiscal 2016, partially offset by higher revenues and operating results during the six months ended February 28, 2017.
Liquidity and Capital Resources
As of February 28, 2017, Cash and cash equivalents was $3.2 billion, compared with $4.9 billion as of August 31, 2016.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 28, 2017	February 29, 2016	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,239	$1,007	$231
Investing activities	(1,034)	(371)	(663)
Financing activities	(1,844)	(1,916)	72
Effect of exchange rate changes on cash and cash equivalents	(27)	(47)	19
Net increase (decrease) in cash and cash equivalents	$(1,667)	$(1,326)	$(341)
_______________
Amounts in table may not total due to rounding.

Operating activities: The year-over-year increase in operating cash flow was due to higher net income during the first half of fiscal 2017, excluding the impact of the gain on sale of business in fiscal 2016, and changes in operating assets and liabilities, including higher tax payments during the six months ended February 29, 2016 related to withholding taxes on undistributed earnings of the Company’s U.S. subsidiaries. These increases were partially offset by lower collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: Cash used in investing activities increased $663 million as spending on business acquisitions and investments in the first half of fiscal 2016 was largely offset by proceeds from the Navitaire divestiture.
Financing activities: The $72 million decrease in cash used was primarily due to a decrease in the net purchases of shares, partially offset by an increase in cash dividends paid. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2017, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	500	—
Local guaranteed and non-guaranteed lines of credit	209	—
Total	$1,709	$—
Under the borrowing facilities described above, we had an aggregate of $177 million of letters of credit outstanding as of February 28, 2017.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during the six months ended February 28, 2017 was as follows:

	Shares	Amount
		(in millions of U.S. dollars)
Accenture Holdings plc ordinary shares	317,548	$37
Accenture Canada Holdings Inc. exchangeable shares	140,135	16
Total	457,683	$54
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
Other Share Redemptions
During the six months ended February 28, 2017, Accenture issued 491,349 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2017, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Recently Adopted and New Accounting Pronouncements
See Note 1 (Basis of Presentation) to these Consolidated Financial Statements under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 28, 2017, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2016, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
December 1, 2016 — December 31, 2016	42,625	$117.62
January 1, 2017 — January 31, 2017	77,379	$115.89
February 1, 2017 — February 28, 2017	52,291	$117.09
Total	172,295	$116.68
Accenture Canada Holdings Inc.
December 1, 2016 — December 31, 2016	100	$117.66
January 1, 2017 — January 31, 2017	—	$—
February 1, 2017 — February 28, 2017	—	$—
Total	100	$117.66
 _______________

(1)
During the second quarter of fiscal 2017, we acquired a total of 172,295 Accenture Holdings plc ordinary shares and 100 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2017, Accenture issued 88,009 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

Other Transactions Related to Accenture Holdings plc Ordinary Shares
During the second quarter of fiscal 2017, we issued an aggregate of 4,412,278 Accenture Holdings plc ordinary shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances primarily related to equity compensation plans. In each case, the Accenture Holdings plc ordinary shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.
Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2017. We believe the following table and footnotes provide useful information because the market value of Accenture Holdings plc ordinary shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2016 — December 31, 2016
Class A ordinary shares	2,082,376	$119.50	1,389,572	$4,728
Class X ordinary shares	8,645	$0.0000225	—	—
January 1, 2017 — January 31, 2017
Class A ordinary shares	2,891,782	$115.83	2,186,362	$4,466
Class X ordinary shares	37,615	$0.0000225	—	—
February 1, 2017 — February 28, 2017
Class A ordinary shares	1,808,488	$117.08	1,599,883	$4,272
Class X ordinary shares	275,488	$0.0000225	—	—
Total
Class A ordinary shares (4)	6,782,646	$117.29	5,175,817
Class X ordinary shares (5)	321,748	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2017, Accenture purchased 5,175,817 Accenture plc Class A ordinary shares under this program for an aggregate price of $608 million. The open-market purchase program does not have an expiration date.

(3)
As of February 28, 2017, Accenture’s and our aggregate available authorization for share purchases and redemptions was $4,272 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2017, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the second quarter of fiscal 2017, Accenture purchased 1,606,829 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

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

10.1*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2017 Accenture plc 10-Q)

10.2*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2017 Accenture plc 10-Q)

10.3*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2017 Accenture plc 10-Q)

31.1
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

101
The following financial information from Accenture Holdings plc’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2017 (Unaudited) and August 31, 2016, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2017 and February 29, 2016, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2017 and February 29, 2016, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2017, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2017 and February 29, 2016 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

(*) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 23, 2017

ACCENTURE HOLDINGS PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)