Form 10-K
period 2017-08-31
Accenture Holdings plc
filed 2017-10-26
CIK 1647339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2017
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2017 was approximately $3,312,527,155 based on the closing price of Accenture plc’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $122.50 per share, for which the registrant’s ordinary shares, par value €0.000001 per share, are redeemable. There is no established public trading market for the registrant’s ordinary shares.
The number of shares of the registrant’s ordinary shares, par value €0.000001 per share, outstanding as of October 12, 2017 was 1,020,207,101 (which number includes 993,839,802 issued shares held by the registrant or its controlling shareholder).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to Accenture plc’s Annual General Meeting of Shareholders, to be held on February 10, 2017, will be incorporated by reference in this Form 10-K in response to Items 11, 13 and 14 of Part III. Portions of the definitive information statement to be filed with the SEC pursuant to Regulation 14C relating to Accenture Holdings plc’s Annual General Meeting of Shareholders, to be held on or around February 5, 2018, will be incorporated by reference in this Form 10-K in response to Item 12 of Part III. Accenture plc’s definitive proxy statement and Accenture Holdings plc’s definitive information statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2017.

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
Overview
We are one of the world’s leading professional services companies with approximately 425,000 people serving clients in a broad range of industries and in three geographic regions: North America, Europe and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Our five operating groups, organized by industry, bring together expertise from across the organization in strategy, consulting, digital, technology including application services, and operations to deliver end-to-end services and solutions to clients. Digital-, cloud- and security-related services, which we refer to as “the New,” are increasingly important components of the services we provide. For fiscal 2017, our revenues before reimbursements (“net revenues”) were $34.9 billion.
We operate globally with one common brand and business model, providing clients around the world with the same high level of service. Drawing on a combination of industry and functional expertise, technology and innovation capabilities, alliance relationships, and our global delivery resources, we seek to provide differentiated, innovative services that help our clients measurably improve their business performance and create sustainable value for their customers and stakeholders. Our global delivery capability enables us to assemble integrated teams to provide high-quality, cost-effective solutions to our clients.
In fiscal 2017, we continued to implement a strategy focused on industry and technology differentiation, increasingly taking an innovation-led approach to drive value for clients. We serve clients in locally relevant ways, leveraging our global organization as appropriate. As part of our growth strategy in fiscal 2017, we significantly increased our investments in strategic acquisitions—and also continued to invest in assets and offerings, in branding and thought leadership, and in attracting and developing talent—to further enhance our differentiation and competitiveness.
Operating Groups
Our five operating groups are Accenture’s reporting segments and primary market channel, organized around 13 industry groups that serve clients globally in more than 40 industries. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more standardized capabilities to multiple clients. The operating groups assemble integrated client engagement teams, which typically consist of industry experts, capability specialists and professionals with local market knowledge. The operating groups have primary responsibility for building and sustaining long-term client relationships; providing management and technology consulting services; orchestrating our expertise and working synergistically with the other parts of our business to sell and deliver the full range of our services and capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
The following table shows the current organization of our five operating groups. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 15 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Groups and Industry Groups
Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources
• Communications & Media • High Tech • Software & Platforms	• Banking & Capital Markets • Insurance	• Health • Public Service	• Consumer Goods, Retail & Travel Services • Industrial • Life Sciences	• Chemicals & Natural Resources • Energy • Utilities
Communications, Media & Technology
Our Communications, Media & Technology operating group serves communications, media, high tech, software and platform companies. Professionals in this operating group help clients accelerate and deliver digital transformation, developing comprehensive, industry-specific solutions to seize new opportunities and enhance efficiencies and business results. Examples of our services include helping clients capture new growth by shifting to data-driven and platform-based models, optimizing their cost structures, increasing product and business model innovation, and differentiating and scaling digital experiences for their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Our Communications & Media industry group serves most of the world’s leading wireline, wireless, broadcast, entertainment, print, publishing, cable and satellite communications service providers. This group represented approximately 54% of our Communications, Media & Technology operating group’s net revenues in fiscal 2017.

•
Our High Tech industry group serves the enterprise technology, network equipment, semiconductor, consumer technology, aerospace & defense, and medical equipment industries. This group represented approximately 29% of our Communications, Media & Technology operating group’s net revenues in fiscal 2017.

•
Our Software & Platforms industry group serves computer software and digital platform companies. This group represented approximately 17% of our Communications, Media & Technology operating group’s net revenues in fiscal 2017.

Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new digital technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•	Our Banking & Capital Markets industry group serves retail and commercial banks, mortgage lenders, payment providers, investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges, clearing and settlement organizations, and other diversified financial enterprises. This group represented approximately 72% of our Financial Services operating group’s net revenues in fiscal 2017.

•
Our Insurance industry group serves property and casualty insurers, life insurers, reinsurance firms and insurance brokers. This group represented approximately 28% of our Financial Services operating group’s net revenues in fiscal 2017.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s research-based insights and offerings, including consulting services and digital solutions, are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. This group represented approximately 39% of our Health & Public Service operating group’s net revenues in fiscal 2017.

•
Our Public Service industry group helps governments transform the way they deliver public services and engage with citizens. We work primarily with defense departments and military forces; public safety authorities, such as police forces and border management agencies; justice departments; human services agencies; educational institutions, such as universities; non-profit organizations; and postal, customs, revenue and tax agencies. Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP. Our Public Service industry group represented approximately 61% of our Health & Public Service operating group’s net revenues in fiscal 2017. Our work with clients in the U.S. federal government represented approximately 36% of our Health & Public Service operating group’s net revenues in fiscal 2017.

Products
Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our offerings are designed to help clients transform their organizations and increase their relevance in the digital world. We help clients enhance their performance in distribution and sales and marketing; in research and development and manufacturing; and in business functions such as finance, human resources, procurement and supply chain while leveraging technology. Our Products operating group comprises the following industry groups:

•
Our Consumer Goods, Retail & Travel Services industry group serves food and beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies; supermarkets, hardline retailers, mass-merchandise discounters, department stores and specialty retailers; as well as airlines and hospitality and travel services companies. This group represented approximately 56% of our Products operating group’s net revenues in fiscal 2017.

•
Our Industrial industry group works with automotive manufacturers and suppliers; freight and logistics companies; industrial and electrical equipment, consumer durable and heavy equipment companies; and construction and infrastructure management companies. This group represented approximately 23% of our Products operating group’s net revenues in fiscal 2017.

•
Our Life Sciences industry group serves pharmaceutical, medical technology and biotechnology companies. This group represented approximately 21% of our Products operating group’s net revenues in fiscal 2017.

Resources
Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. We work with clients to develop and execute innovative strategies, improve operations, manage complex change initiatives and integrate digital technologies designed to help them differentiate themselves in the marketplace, gain competitive advantage and manage their large-scale capital investments. Our Resources operating group comprises the following industry groups:

•
Our Chemicals & Natural Resources industry group works with a wide range of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals, among others, as well as the metals, mining, forest products and building materials industries. This group represented approximately 27% of our Resources operating group’s net revenues in fiscal 2017.

•
Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and new energy companies. This group represented approximately 26% of our Resources operating group’s net revenues in fiscal 2017.

•	Our Utilities industry group works with electric, gas and water utilities around the world. This group represented approximately 47% of our Resources operating group’s net revenues in fiscal 2017.
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
Accenture Consulting
Accenture Consulting provides industry experts with the insights and management and technology consulting capabilities to transform the world’s leading companies. Our consulting capabilities enable our clients to design and implement transformational change programs, either for one or more functions or business units, or across their entire organization. We provide industry-specific consulting services, as well as functional and technology consulting services. Our functional and technology consulting services include finance and enterprise performance; supply chain and operations; talent and organization; customers and channels; applications and architecture advisory; and technology advisory. We help our clients with the digital transformation of industries, enhancing our consulting services with digital, cloud, cybersecurity, artificial intelligence and blockchain capabilities.
Accenture Digital
Accenture Digital combines our capabilities in digital marketing, analytics and mobility to help clients unlock value by designing new experiences for customers and employees, embedding intelligence into their operations, creating new products and business models, and transforming their digital enterprise capabilities and connections. We provide digital services across three broad areas:

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

•
Technology Services. Technology Services includes our application services spanning systems integration and application outsourcing and covering the full application lifecycle, from custom systems to all emerging technologies, across every leading technology platform (both traditional and cloud/software-as-a-service-based). It also includes our global delivery capability in Technology and portfolio of products and intelligent platforms. We continuously innovate new services, capabilities and platforms through early adoption of technologies such as artificial intelligence, machine learning and intelligent automation to enhance productivity and create new growth opportunities.

•
Technology Innovation & Ecosystem. We harness innovation through the research and development activities in the Accenture Labs and through emerging technologies. We also develop and manage our alliance relationships across a broad range of technology providers, including Amazon Web Services, Apple, Google, Microsoft, Oracle, Pegasystems, salesforce.com, SAP, Workday and many others, to enhance the value that we and our clients realize from the technology ecosystem.

Accenture Operations
Accenture Operations provides business process services, infrastructure services, security services and cloud services. We operate infrastructure and business processes on behalf of clients, increasingly powered by data, artificial intelligence, analytics and digital technologies, on an as-a-service basis, to help improve their productivity, experience and performance.

•
Business Process Services. We offer services for specific business functions, such as finance and accounting, procurement, marketing, human resources and learning, as well as industry-specific services, such as credit and health services. We provide these services on a global basis and across industry sectors through our global delivery capability.

•
Infrastructure and Cloud Services. We provide design, implementation, migration and managed services for security and infrastructure to help organizations take advantage of innovative technologies and improve the efficiency and effectiveness of their existing technology. Our solutions help clients transform and optimize their IT infrastructures—whether on-premise, in the cloud, or a hybrid of the two.

Global Delivery Capability
A key differentiator is our global delivery capability, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; automation and artificial intelligence; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
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
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation, which is a component of our overall investment in our business, have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $704 million, $643 million and $626 million in fiscal 2017, 2016 and 2015, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions. We spend a significant portion of our research and development investment to develop market-ready solutions for our clients.
We view innovation as a source of competitive advantage. We seek to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. Our innovation capabilities include research and thought leadership to identify market, technology and industry trends. Through Accenture Ventures, we partner with and invest in growth-stage companies that create innovative enterprise technologies. Accenture Labs incubate and prototype new concepts through applied research and development projects. In addition, our studios, innovation centers and delivery centers build and scale the delivery of our innovations.
Employees
As a talent-led organization, one of our key goals is to have the best talent, with highly specialized skills in each part of our business, at the right levels in the right locations, to enhance our differentiation and competitiveness. We are deeply committed to the career development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within the Company. We provide our people with expert content and opportunities to collaborate in a broad range of physical and virtual learning environments. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management and compensation system and a career philosophy that provides rewards based on individual and Company performance. With our commitment to inclusion and diversity, we strive to maintain a work environment that reinforces collaboration, motivation and innovation and is consistent with our core values and the Accenture Code of Business Ethics.
As of August 31, 2017, we employed approximately 425,000 people and had offices and operations in more than 200 cities in 53 countries.
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

•
solution or service providers that compete with us in a specific geographic market, industry segment or service area, including digital and advertising agencies and emerging start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models; and

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
As of August 31, 2017, we had a portfolio of over 3,575 patents and over 2,450 patent applications pending worldwide.

To protect the Accenture brand, one of our most valuable assets, we rely on intellectual property laws and trademark registrations held around the world.
Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Ltd., Accenture Global Solutions Ltd., or third parties, as applicable.
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
Accenture Holdings plc Ordinary and Deferred Shares
Only Accenture plc, Accenture Holdings plc, Accenture International S.à.r.l and certain current and former members of Accenture Leadership and their permitted transferees hold Accenture Holdings plc ordinary shares. “Accenture Leadership” is comprised of members of our global management committee (the Company’s primary management and leadership team, which consists of approximately 20 of our most senior leaders), senior managing directors and managing directors. Each ordinary share entitles its holder to one vote on all matters submitted to the shareholders of Accenture Holdings plc and entitles its holder to dividends and liquidation payments. As of October 12, 2017, Accenture plc holds a voting interest of approximately 96% of the aggregate outstanding Accenture Holdings plc ordinary shares entitled to vote, with the remaining 4% of the voting interest held by certain current and former members of Accenture Leadership and their permitted transferees.
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
Our results of operations could be adversely affected by volatile, negative or uncertain economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global macroeconomic and geopolitical conditions affect our clients’ businesses and the markets they serve. Volatile, negative or uncertain economic and political conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent, and cause our clients to reduce or defer their spending on new initiatives and technologies, or may result in clients reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services and solutions. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty could have a significant negative impact on our results of operations.
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
Our revenue and profitability depend on the demand for our services and solutions with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic and political conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the evolving needs of our clients. Examples of areas of significant change include digital-, cloud- and security-related offerings, which are continually evolving, as well as developments in areas such as artificial intelligence, augmented reality, automation, blockchain, Internet of Things, quantum computing and as-a-service solutions. Technological developments may materially affect the cost and use of technology by our clients and, in the case of as-a-service solutions, could affect the nature of how we generate revenue. Some of these technologies have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such delays can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall.
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
Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. Experienced personnel in our industry are in high demand, and competition for talent is intense. We must hire or retrain, retain, and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing technology, industry and macroeconomic developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the industries we serve or changes in the types of services and solutions clients are demanding, we may not be able to develop and deliver new services and solutions to fulfill client demand. There is intense competition for scarce talent with skills in new technologies, and we may be unable to cost-effectively hire new employees with these skills, which may cause us to incur increased costs. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals we have historically hired and retained. Additionally, if we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work in those industries and for our services and solutions may suffer.
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
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our people, clients, alliance partners and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies, social media and cloud-based services, the risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of or damage to our systems and those of our clients, alliance partners and vendors, and unauthorized disclosure of sensitive or confidential information, including personal data. In the past, we have experienced data security breaches resulting from unauthorized access to our systems, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future.
In providing services and solutions to clients, we often manage, utilize and store sensitive or confidential client or Company data, including personal data, and we expect these activities to increase, including through the use of analytics. Unauthorized disclosure of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation, cause us to lose clients and could result in significant financial exposure. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who continuously develop and deploy viruses, ransomware or other malicious software programs or social engineering attacks, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. Cybersecurity threats are constantly expanding and evolving, thereby increasing the difficulty of detecting and defending against them.
We are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection (which will be replaced by the European Union General Data Protection Regulation from 2018 onwards), various U.S. federal and state laws governing the protection of health or other personally identifiable information and data privacy and cybersecurity laws in other regions. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Company data, or otherwise mismanages or misappropriates that data, we could be subject to significant litigation, monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
The markets in which we operate are highly competitive, and we might not be able to compete effectively.
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

•
solution or service providers that compete with us in a specific geographic market, industry segment or service area, including digital and advertising agencies and emerging start-ups and other companies that can scale rapidly to focus on or disrupt certain markets and provide new or alternative products, services or delivery models; and

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
We are subject to taxes in numerous jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing audits, investigations and tax proceedings in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, and are taking increasingly aggressive positions opposing the judgments we make, including with respect to our intercompany transactions. We regularly assess the likely outcomes of our audits, investigations and tax proceedings to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, investigations and tax proceedings, and the amounts ultimately paid could be materially different from the amounts previously recorded.
In addition, our effective tax rate in the future could be adversely affected by challenges to our intercompany transactions, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or in their interpretation or enforcement, changes in the mix of earnings in countries with differing statutory tax rates and the expiration of current tax benefits. Tax rates in the jurisdictions in which we operate may change materially as a result of shifting economic conditions and tax policies. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, have become more unpredictable and may become more stringent, which could materially adversely affect our tax position.
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

Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The potential loss of key executives, employees, customers, suppliers, vendors and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. In addition, we have a lesser degree of control over the business operations of the joint ventures and businesses in which we have made minority investments or in which we have acquired less than 100%. This lesser degree of control may expose us to additional reputational, financial, legal, compliance or operational risks. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. For example, we may face litigation or other claims as a result of certain terms and conditions of the acquisition agreement, such as earnout payments or closing net asset adjustments. Alternatively, shareholder litigation may arise as a result of proposed acquisitions. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.
We periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.
Our global delivery capability is concentrated in India and the Philippines, which may expose us to operational risks.
Our business model is dependent on our global delivery capability, which includes Company personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery capability in India, where we have the largest number of people located in our delivery centers, and the Philippines, where we have the second largest number of people located. Concentrating our global delivery capability in these locations presents a number of operational risks, many of which are beyond our control. For example, natural disasters of the type described below, some of which India and the Philippines have experienced and other countries may experience, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through our delivery centers. Additionally, both India and the Philippines have experienced, and other countries may experience, political instability, worker strikes, civil unrest and hostilities with neighboring countries. Military activity or civil hostilities in the future, as well as terrorist activities and other conditions, which are described more fully below, could significantly disrupt our ability to perform work through our delivery centers. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other Company locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.

As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.
We have offices and operations in more than 200 cities in 53 countries around the world. One aspect of our growth strategy is to continue to expand in key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including international hostilities, terrorist activities, natural disasters and security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations. Acts of terrorist violence; political unrest; regional and international hostilities and international responses to these hostilities; natural disasters, volcanic eruptions, sea level rise, floods, droughts and the increasing frequency and severity of adverse weather conditions; health emergencies or pandemics or the threat of or perceived potential for these events; and other acts of god could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden and significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver our services and solutions to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as physical infrastructure damage to, system failures at, cyberattacks on, or security breaches in, our facilities or systems, could also adversely affect our ability to conduct our business and serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, and employment and labor relations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines, enforcement actions and/or criminal prosecution or sanctions, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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
We have alliances with companies whose capabilities complement our own. A very significant portion of our services and solutions are based on technology or software provided by a few major providers that are our alliance partners. See “Business—Alliances.” The priorities and objectives of our alliance partners may differ from ours. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of our key alliance partners may be acquired by a competitor, or key alliance partners might merge with each other, either of which could reduce our access over time to the technology or software provided by those partners. In addition, our alliance partners could experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services and solutions. Many of our alliance partners are also large clients, and some are suppliers of technology to the Company. Our performance in delivering client work, and decisions that the Company makes in choosing suppliers, may negatively impact our alliance relationships. If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.

If we are unable to protect or enforce our intellectual property rights, or if our services or solutions infringe upon the intellectual property rights of others or we lose our ability to utilize the intellectual property of others, our business could be adversely affected.
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary methodologies, processes, software and other solutions. Existing laws of the various countries in which we provide services or solutions may offer only limited intellectual property protection of our services or solutions, and the protection in some countries may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Our intellectual property rights may not prevent competitors from reverse engineering our solutions or proprietary methodologies and processes or independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we may not be successful in enforcing our rights.
In addition, we cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement in a cost-effective manner alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Additionally, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any infringement action brought against us or our clients could be costly to defend or lead to an expensive settlement or judgment against us.
Further, we rely on third-party software in providing some of our services and solutions. If we lose our ability to continue using any such software for any reason, including because it is found to infringe the rights of others, we will need to obtain substitute software or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect our results of operations.
Our ability to attract and retain business and employees may depend on our reputation in the marketplace.
We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services and solutions from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, cybersecurity breaches or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similarly, our reputation could be damaged by actions or statements of current or former clients, directors, employees, competitors, vendors, alliance partners, joint venture partners, adversaries in legal proceedings, legislators or government regulators, as well as members of the investment community or the media, including social media influencers. There is a risk that negative or inaccurate information about the Company, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2017, we had approximately 425,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
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
We are incorporated in Ireland and a significant portion of our assets is located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States. We may also be subject to criticism and negative publicity related to our incorporation in Ireland.
We are organized under the laws of Ireland, and a significant portion of our assets is located outside the United States. A shareholder who obtains a court judgment based on the civil liability provisions of U.S. federal or state securities laws may be unable to enforce the judgment against us in Ireland or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Ireland and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised that the United States and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. The laws of Ireland do, however, as a general rule, provide that the judgments of the courts of the United States have the same validity in Ireland as if rendered by Irish Courts. Certain important requirements must be satisfied before the Irish Courts will recognize a U.S. judgment. The originating court must have been a court of competent jurisdiction, the judgment must be final and conclusive and the judgment may not be recognized if it was obtained by fraud or its recognition would be contrary to Irish public policy. Any judgment obtained in contravention of the rules of natural justice or that is irreconcilable with an earlier foreign judgment would not be enforced in Ireland. Similarly, judgments might not be enforceable in countries other than the United States where we have assets.
Some companies that conduct substantial business in the United States but which have a parent domiciled in certain other jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over other U.S. companies. We never conducted business under a U.S. parent company and we pay U.S. taxes on all of our U.S. operations. Nonetheless, we could be subject to criticism in connection with our incorporation in Ireland.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We have major offices in the world’s leading business centers, including Boston, Chicago, New York, San Francisco, Dublin, Frankfurt, London, Madrid, Milan, Paris, Rome, Bangalore, Beijing, Manila, Mumbai, Sao Paolo, Shanghai, Singapore, Sydney and Tokyo, among others. In total, we have offices and operations in more than 200 cities in 53 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
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

	Price Range
	High	Low
Fiscal 2016
First Quarter	$109.86	$91.68
Second Quarter	$109.65	$91.40
Third Quarter	$119.72	$101.00
Fourth Quarter	$120.78	$108.66
Fiscal 2017
First Quarter	$124.96	$108.83
Second Quarter	$125.72	$112.31
Third Quarter	$126.53	$114.82
Fourth Quarter	$130.92	$119.10
Fiscal 2018
First Quarter (through October 12, 2017)	$139.65	$129.10

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 12, 2017 was $139.20. As of October 12, 2017, there were 286 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 12, 2017, there were 583 holders of record of Accenture plc Class X ordinary shares.
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
Dividend Policy
On November 13, 2015, May 13, 2016, November 15, 2016 and May 15, 2017, Accenture paid a semi-annual cash dividend of $1.10, $1.10, $1.21 and $1.21 per share, respectively, on its Class A ordinary shares, and Accenture Holdings plc paid a semi-annual cash dividend of $1.10, $1.10, $1.21 and $1.21 per share, respectively, on our ordinary shares.
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
Recent Sales of Unregistered Securities
None.
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
June 1, 2017 — June 30, 2017	35,652	$123.06	—	—
July 1, 2017 — July 31, 2017	86,970	$126.34	—	—
August 1, 2017 — August 31, 2017	85,833	$129.22	—	—
Total	208,455	$126.96	—	—
Accenture Canada Holdings Inc.
June 1, 2017 — June 30, 2017	—	$—	—	—
July 1, 2017 — July 31, 2017	—	$—	—	—
August 1, 2017 — August 31, 2017	—	$—	—	—
Total	—	$—	—	—
 _______________

(1)
During the fourth quarter of fiscal 2017, we acquired a total of 208,455 Accenture Holdings plc ordinary shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2017, Accenture issued 131,605 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

Other Transactions Related to Accenture Holdings plc ordinary shares
During the fourth quarter of fiscal 2017, we issued an aggregate of 2,125,391 Accenture Holdings plc ordinary shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture Holdings plc ordinary shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the fourth quarter of fiscal 2017. We believe the following table and footnotes provide useful information because the market value of Accenture Holdings plc ordinary shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2017 — June 30, 2017
Class A ordinary shares	1,358,995	$125.06	1,342,100	$3,528
Class X ordinary shares	4,975	$0.0000225	—	—
July 1, 2017 — July 31, 2017
Class A ordinary shares	1,871,074	$126.69	1,422,111	$3,337
Class X ordinary shares	103,285	$0.0000225	—	—
August 1, 2017 — August 31, 2017
Class A ordinary shares	1,729,773	$129.14	1,601,079	$3,119
Class X ordinary shares	155,053	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,959,842	$127.10	4,365,290
Class X ordinary shares (5)	263,313	$0.0000225	—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2017, Accenture purchased 4,365,290 Accenture plc Class A ordinary shares under this program for an aggregate price of $555 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2017, Accenture’s and our aggregate available authorization for share purchases and redemptions was $3,119 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2017, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the fourth quarter of fiscal 2017, Accenture purchased 594,552 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2017, 2016 and 2015 and as of August 31, 2017 and 2016 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2014 and 2013 and as of August 31, 2015, 2014 and 2013 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2017 (1)	2016 (2)	2015 (3)	2014	2013 (4)
	(in millions of U.S. dollars)
Income Statement Data
Revenues before reimbursements (“Net revenues”)	$34,850	$32,883	$31,048	$30,002	$28,563
Revenues	36,765	34,798	32,914	31,875	30,394
Operating income	4,633	4,810	4,436	4,301	4,339
Net income	3,635	4,350	3,274	3,176	3,555
Net income attributable to Accenture Holdings plc	3,589	4,300	3,226	3,122	3,508
Dividends per common share	2.42	2.20	2.04	1.86	1.62
 _______________

(1)
Includes the impact of a $510 million, pre-tax, Pension settlement charge recorded during fiscal 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2017 Compared to Fiscal 2016—Pension Settlement Charge.”

(2)
Includes the impact of a $849 million, pre-tax, Gain on sale of businesses recorded during fiscal 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2017 Compared to Fiscal 2016—Gain (loss) on Sale of Businesses.”

(3)
Includes the impact of a $64 million, pre-tax, Pension settlement charge recorded during fiscal 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2016 Compared to Fiscal 2015—Pension Settlement Charge.”

(4)	Includes the impact of $274 million in reorganization benefits and $243 million in U.S. federal tax benefits recorded during fiscal 2013.

	August 31, 2017	August 31, 2016	August 31, 2015	August 31, 2014	August 31, 2013

	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$4,127	$4,906	$4,361	$4,921	$5,632
Total assets	22,690	20,609	18,203	17,930	16,867
Long-term debt, net of current portion	22	24	26	26	26
Accenture Holdings plc shareholders’ equity	9,333	7,894	6,419	6,071	5,274

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K. We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture Holdings plc and its subsidiaries or, prior to August 26, 2015, to Accenture SCA, which, on that date, merged with and into Accenture Holdings plc, and its subsidiaries. Accenture plc (“Accenture”) is the controlling shareholder of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2017” means the 12-month period that ended on August 31, 2017. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There also continues to be volatility in foreign currency exchange rates. The majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and the U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and could have in the future a material effect on our financial results.
Revenues before reimbursements (“net revenues”) for fiscal 2017 increased 6% in U.S. dollars and 7% in local currency compared to fiscal 2016. Demand for our services and solutions continued to be strong, resulting in growth across most areas of our business. During fiscal 2017, revenue growth in local currency was very strong in Products and strong in Financial Services, while there was solid growth in Communications, Media & Technology and modest growth in Health & Public Service and Resources. We experienced very strong growth in Growth Markets and strong growth in Europe, while growth in North America moderated. Revenue growth in local currency was strong in both outsourcing and consulting during fiscal 2017. While the business environment remained competitive, pricing was relatively stable. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for fiscal 2017 increased 5% in U.S. dollars and 6% in local currency compared to fiscal 2016. Consulting revenue growth in local currency in fiscal 2017 was led by very strong growth in Products, as well as strong growth in Financial Services and modest growth in Communications, Media & Technology, while Health & Public Service and Resources had slight declines. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for fiscal 2017 increased 7% in U.S. dollars and 8% in local currency compared to fiscal 2016. Outsourcing revenue growth in local currency in fiscal 2017 was led by very strong growth in Products, as well as strong growth in Health & Public Service, Communications, Media & Technology and Financial Services and solid growth in Resources. We continue to experience growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. Compared to fiscal 2016, the U.S. dollar strengthened against various currencies during fiscal 2017, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1% lower than our revenue growth in local currency for the year. However, when compared to the three months ended August 31, 2016, the U.S. dollar weakened against various currencies resulting in minimal currency translation impact during the fourth quarter of fiscal 2017. Assuming that exchange rates stay within recent ranges, we estimate that our full fiscal 2018 revenue growth in U.S. dollars will be approximately 3% higher than our revenue growth in local currency.
The primary categories of operating expenses include Cost of services, Sales and marketing and General and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll costs on outsourcing contracts. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by: compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems, office space and certain acquisition-related costs.
Utilization for fiscal 2017 was 91%, flat with fiscal 2016. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 425,000 as of August 31, 2017, compared to approximately 384,000 as of August 31, 2016. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for fiscal 2017 was 14%, flat with fiscal 2016. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for fiscal 2017 was 31.7%, compared with 31.3% for fiscal 2016. The increase in gross margin for fiscal 2017 was principally due to lower labor costs as a percentage of net revenues compared to the same period in fiscal 2016.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.9% for fiscal 2017, compared with 16.6% for fiscal 2016. We continuously monitor these costs and implement cost-management actions, as appropriate. For fiscal 2017 compared to fiscal 2016, Sales and marketing costs as a percentage of net revenues decreased 10 basis points, and General and administrative costs as a percentage of net revenues increased 40 basis points, principally due to higher technology and facilities costs, as well as higher acquisition-related costs.
During fiscal 2017, we recorded a $510 million pension settlement charge and related $198 million reduction in taxes for the U.S. pension plan termination. For additional information, see Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Operating margin (Operating income as a percentage of Net revenues) for fiscal 2017 was 13.3%, compared with 14.6% for fiscal 2016. The pension settlement charge decreased operating margin by 150 basis points for fiscal 2017. Excluding the effect of the pension settlement charge, operating margin for fiscal 2017 would have been 14.8%.
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
The effective tax rate for fiscal 2017 was 21.3%, compared with 22.4% for fiscal 2016. Absent the pension settlement charge and related taxes described above, our effective tax rate for fiscal 2017 would have been 23.0%. Absent the gain on sale of our Navitaire and Duck Creek businesses and related taxes described above, our effective tax rate for fiscal 2016 would have been 24.2%. For additional information, see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
We have presented operating income, operating margin, effective tax rate and net income excluding the impacts of the fiscal 2017 pension settlement charge and the fiscal 2016 gain on sale of businesses, as we believe doing so facilitates understanding as to both the impacts of these items and our operating performance in comparison to the prior period.
Our operating income is also affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the costs associated with our global delivery model, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs. For more information on our hedging programs, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings and Backlog
New bookings for fiscal 2017 were $37.4 billion, with consulting bookings of $19.8 billion and outsourcing bookings of $17.6 billion.
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
Revenues by Segment/Operating Group
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include strategy, management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for Fiscal 2017 Compared to Fiscal 2016
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2017	2016			2017	2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$6,885	$6,616	4%	4%	20%	20%
Financial Services	7,394	7,031	5	7	21	21
Health & Public Service	6,178	5,987	3	3	18	18
Products	9,500	8,395	13	14	27	26
Resources	4,847	4,839	—	1	14	15
Other	46	15	n/m	n/m	—	—
TOTAL NET REVENUES	34,850	32,883	6%	7%	100%	100%
Reimbursements	1,915	1,915	—
TOTAL REVENUES	$36,765	$34,798	6%
GEOGRAPHIC REGIONS
North America	$16,291	$15,653	4%	4%	47%	48%
Europe	11,933	11,448	4	8	34	35
Growth Markets	6,626	5,781	15	12	19	17
TOTAL NET REVENUES	$34,850	$32,883	6%	7%	100%	100%
TYPE OF WORK
Consulting	$18,754	$17,868	5%	6%	54%	54%
Outsourcing	16,096	15,015	7	8	46	46
TOTAL NET REVENUES	$34,850	$32,883	6%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.
Our business in the United States represented 45%, 46% and 43% of our consolidated net revenues during fiscal 2017, 2016 and 2015, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods.

Net Revenues
We have changed the structure of our Communications, Media & Technology operating group to reflect the continued convergence of the communications, media and entertainment industries, as well as the opportunity we are seeing in the software and platform sectors. The new structure includes the following industry groups: Communications & Media (Telecommunications, Cable, Broadcasting and Content & Publishing); Software & Platforms (Internet & Social and Software); and High Tech (Network Equipment Providers, Aerospace & Defense, Consumer Technology, Semiconductor, Medical Equipment and Enterprise Markets). The following net revenues commentary discusses local currency net revenue changes for fiscal 2017 compared to fiscal 2016:
Operating Groups

•
Communications, Media & Technology net revenues increased 4% in local currency, led by Software & Platforms in North America, as well as growth across all industry groups in Growth Markets. This growth was partially offset by a decline in Communications & Media in Europe, as disruptions in the market continue to impact demand.

•	Financial Services net revenues increased 7% in local currency, led by Banking & Capital Markets in Europe and Growth Markets.

•	Health & Public Service net revenues increased 3% in local currency, driven by Public Service in Growth Markets and Europe.

•
Products net revenues increased 14% in local currency, driven by very strong growth across all industry groups and geographic regions, led by Consumer Goods, Retail & Travel Services, as well as Life Sciences in North America and Industrial in Europe.

•	Resources net revenues increased 1% in local currency, led by Utilities in Europe, partially offset by declines in Energy across all geographic regions.
Geographic Regions

•	North America net revenues increased 4% in local currency, driven by the United States.

•	Europe net revenues increased 8% in local currency, led by the United Kingdom and Germany, as well as France, Spain and Switzerland.

•	Growth Markets net revenues increased 12% in local currency, led by Japan, as well as Australia, Singapore and China.
Operating Expenses
Operating expenses for fiscal 2017 increased $2,146 million, or 7%, over fiscal 2016, and increased as a percentage of revenues to 87.4% from 86.2% during this period. Operating expenses before reimbursable expenses for fiscal 2017 increased $2,145 million, or 8%, over fiscal 2016, and increased as a percentage of net revenues to 86.7% from 85.4% during this period.
Cost of Services
Cost of services for fiscal 2017 increased $1,215 million, or 5%, over fiscal 2016, and decreased as a percentage of revenues to 70.0% from 70.5% during this period. Cost of services before reimbursable expenses for fiscal 2017 increased $1,214 million, or 5%, over fiscal 2016, and decreased as a percentage of net revenues to 68.3% from 68.7% during this period. Gross margin for fiscal 2017 increased to 31.7% from 31.3% in fiscal 2016. The increase in gross margin for fiscal 2017 was principally due to lower labor costs as a percentage of net revenues, compared to fiscal 2016.
Sales and Marketing
Sales and marketing expense for fiscal 2017 increased $174 million, or 5%, over fiscal 2016, and decreased as a percentage of net revenues to 10.8% from 10.9% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2017 increased $247 million, or 13%, over fiscal 2016, and increased as a percentage of net revenues to 6.1% from 5.7% during this period. The increase as a percentage of net revenues was principally due to higher technology and facilities costs, as well as higher acquisition-related costs.
Pension Settlement Charge
We recorded a pension settlement charge of $510 million during fiscal 2017 as a result of the termination of our U.S. pension plan. For additional information, see Note 9 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Income and Operating Margin
Operating income for fiscal 2017 decreased $178 million, or 4%, from fiscal 2016.The pension settlement charge decreased operating margin by 150 basis points. Excluding the effect of this charge, operating margin for fiscal 2017 increased 20 basis points compared with fiscal 2016.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2017		2016
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$1,049	15%	$966	15%	$83
Financial Services	1,207	16	1,128	16	80
Health & Public Service	773	13	807	13	(34)
Products	1,559	16	1,282	15	276
Resources	555	11	628	13	(73)
Pension Settlement Charge (1)	(510)	—	—	—	(510)
Operating Income (GAAP)	$4,633	13.3%	$4,810	14.6%	$(178)
Pension Settlement Charge (1)	510		—		510
Adjusted Operating Income (non-GAAP)	$5,142	14.8%	$4,810	14.6%	$332
 _______________
Amounts in table may not total due to rounding.

(1)	Represents pension settlement charge related to the termination of our U.S. pension plan.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2017 was similar to that disclosed for net revenue. In addition, during fiscal 2017, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2017 compared with fiscal 2016:

•	Communications, Media & Technology operating income increased primarily due to revenue growth.

•	Financial Services operating income increased primarily due to revenue growth.

•	Health & Public Service operating income decreased primarily due to lower outsourcing contract profitability and a decline in consulting revenues.

•	Products operating income increased principally due to very strong revenue growth, as well as higher consulting contract profitability.

•	Resources operating income decreased due to lower consulting contract profitability and a decline in consulting revenue.
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. During fiscal 2017, other expense decreased $31 million from fiscal 2016, primarily due to lower net foreign exchange losses.
Gain (Loss) on Sale of Businesses
We recorded a gain from the Navitaire divestiture of $548 million and a gain from the Duck Creek partial divestiture of $301 million during fiscal 2016. For additional information, see Note 4 (Business Combinations and Divestitures) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Provision for Income Taxes
The effective tax rate for fiscal 2017 was 21.3%, compared with 22.4% for fiscal 2016. Absent the pension settlement charge of $510 million and related tax impact of $198 million, the effective tax rate for fiscal 2017 would have been 23.0%. Absent the gain on sale of businesses of $849 million and related tax impact of $104 million, the effective tax rate for fiscal 2016 would have been 24.2%. The effective tax rate for fiscal 2017 benefited from the final determination of prior-year U.S. taxes, other adjustments to prior year tax liabilities, and the recognition of excess tax benefits from share based payments as a result of our adoption of ASU No. 2016-09. This was partially offset by a net increase to prior-year non-U.S. tax liabilities, primarily related to a final assessment of prior-year taxes in Switzerland. The fiscal 2016 effective tax rate also benefited from the final determination of prior-year U.S. taxes. For additional information, see Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Net Income
Net income for fiscal 2017 decreased $715 million, or 16%, from fiscal 2016, primarily driven by the pension settlement charge recorded during fiscal 2017 as well as the gain on sale of businesses recorded during fiscal 2016. These decreases were partially offset by higher revenues and operating results during fiscal 2017.

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

•
Resources net revenues increased 3% in local currency. Net revenues reflected modest growth, as significant growth in Utilities across all geographic regions was largely offset by declines in Chemicals & Natural Resources in Growth Markets and North America and Energy in Europe and Growth Markets. We experienced lower or negative revenue growth in Chemicals & Natural Resources and Energy, principally due to economic challenges in these industries.
Geographic Regions

•	North America net revenues increased 11% in local currency, driven by the United States.

•	Europe net revenues increased 11% in local currency, driven by the United Kingdom, Italy, Switzerland, Spain, Germany and France.

•	Growth Markets net revenues increased 8% in local currency, led by Japan, as well as China, India, South Africa and Mexico.
Operating Expenses
Operating expenses for fiscal 2016 increased $1,509 million, or 5%, over fiscal 2015, and decreased as a percentage of revenues to 86.2% from 86.5% in fiscal 2015. Operating expenses before reimbursable expenses for fiscal 2016 increased $1,460 million, or 5%, over fiscal 2015, and decreased as a percentage of net revenues to 85.4% from 85.7% in fiscal 2015.
Cost of Services
Cost of services for fiscal 2016 increased $1,415 million, or 6%, over fiscal 2015, and increased as a percentage of revenues to 70.5% from 70.2% in fiscal 2015. Cost of services before reimbursable expenses for fiscal 2016 increased $1,367 million, or 6%, over fiscal 2015, and increased as a percentage of net revenues to 68.7% from 68.4% in fiscal 2015. Gross margin for fiscal 2016 decreased to 31.3% from 31.6% in fiscal 2015. The reduction in gross margin for fiscal 2016 was principally due to higher labor costs and higher costs associated with acquisition activities compared to fiscal 2015.
Sales and Marketing
Sales and marketing expense for fiscal 2016 increased $75 million, or 2%, over fiscal 2015, and decreased as a percentage of net revenues to 10.9% from 11.3% in fiscal 2015. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for fiscal 2016 increased $83 million, or 5%, over fiscal 2015, and decreased as a percentage of net revenues to 5.7% from 5.8% in fiscal 2015.
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
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2016		2015
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$966	15%	$884	14%	$82
Financial Services	1,128	16	1,093	16	35
Health & Public Service	807	13	713	13	94
Products	1,282	15	1,098	14	184
Resources	628	13	713	14	(85)
Pension Settlement Charge (1)	—	—	(64)	—	64
Operating Income (GAAP)	$4,810	14.6%	$4,436	14.3%	$374
Pension Settlement Charge (1)	—		64		(64)
Adjusted Operating Income (non-GAAP)	$4,810	14.6%	$4,500	14.5%	$310
_______________
Amounts in table may not total due to rounding.

(1)	Represents pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during fiscal 2016 was similar to that disclosed for net revenue. In addition, during fiscal 2016, each operating group experienced higher costs associated with acquisition activity. The commentary below provides insight into other factors affecting operating group performance and operating margin for fiscal 2016 compared with fiscal 2015:

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
Other Income (Expense), net
Other income (expense), net primarily consists of foreign currency gains and losses as well as gains and losses associated with our investments in privately held companies. During fiscal 2016, Other expense, net increased $25 million over fiscal 2015, primarily due to higher net foreign exchange losses, including losses incurred on the devaluation of the Nigerian Naira.
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
Net Income
Net income for fiscal 2016 was $4,350 million, a increase of $1,076 million, or 33%, over fiscal 2015, primarily driven by the gain on sale of businesses recorded during fiscal 2016, as well as higher revenues and operating results and a lower effective tax rate during fiscal 2016.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under various credit facilities. In the fourth quarter of fiscal 2017, we entered into agreements that will allow us to establish a commercial paper program for short-term borrowings of up to $1.0 billion, backed by our syndicated loan facility. In addition, we could raise additional funds through other public or private debt or equity financings. We may use our available or additional funds to, among other things:

•	facilitate purchases, redemptions and exchanges of shares and pay dividends;

•	acquire complementary businesses or technologies;

•	take advantage of opportunities, including more rapid expansion; or

•	develop new services and solutions.
As of August 31, 2017, Cash and cash equivalents were $4.1 billion, compared with $4.9 billion as of August 31, 2016.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2017	2016	2015	2017 to 2016 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$4,973	$4,667	$4,176	$306
Investing activities	(2,234)	(610)	(1,170)	(1,624)
Financing activities	(3,560)	(3,489)	(3,286)	(71)
Effect of exchange rate changes on cash and cash equivalents	42	(23)	(280)	65
Net increase (decrease) in cash and cash equivalents	$(779)	$545	$(561)	$(1,324)
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year increase in operating cash flow was due to higher net income in fiscal 2017 after excluding the non-cash impact of the pension settlement charge in fiscal 2017 and the gain on sale of businesses in fiscal 2016 (proceeds from divestitures are reflected in investing activities).
Investing activities: Cash used in investing activities increased $1,624 million year-over-year, due to higher spending on business acquisitions and investments in fiscal 2017. Additionally, in fiscal 2016, spending on business acquisitions and investments was largely offset by proceeds from the Navitaire divestiture and Duck Creek partial divestiture. For additional information, see Note 4 (Business Combinations and Divestitures) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $71 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by an increase in proceeds from share issuances. For additional information, see Note 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
We believe that our current and longer-term working capital, investments and other general corporate funding requirements will be satisfied for the next twelve months and thereafter through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
Substantially all of our cash is held in jurisdictions where there are no regulatory restrictions or material tax effects on the free flow of funds. Domestic cash inflows for our Irish parent, principally dividend distributions from lower-tier subsidiaries, have been sufficient to meet our historic cash requirements, and we expect this to continue into the future.

Borrowing Facilities
See Note 7 (Borrowings and Indebtedness) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Share Purchases and Redemptions
Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2018. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice. For additional information, see Note 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Subsequent Developments
See Note 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Obligations and Commitments
As of August 31, 2017, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$25	$3	$8	$10	$4
Operating leases	3,707	562	958	758	1,429
Retirement obligations (2)	103	11	22	21	49
Purchase obligations and other commitments (3)	157	67	87	3	—
Total	$3,992	$643	$1,075	$792	$1,482
_______________

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
Recently Adopted and New Accounting Pronouncements
See Note 1 (Summary of Significant Accounting Policies) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Euro, U.S. dollar/Indian rupee, U.S. dollar/Japanese yen, U.S. dollar/U.K. pound, U.S. dollar/Swiss franc, U.S. dollar/Australian dollar, U.S. dollar/Philippine peso and U.S. dollar/Swedish krona—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our global delivery model. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, Euro/Indian rupee, U.K. pound/Indian rupee, Australian dollar/Indian rupee and Japanese yen/Chinese yuan, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to our global delivery resources. For additional information, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2017, it was anticipated that approximately $112 million of net gains, net of tax, currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $494 million and $328 million as of August 31, 2017 and 2016, respectively.
Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2017 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
Other Market Risk
The privately held companies in which we invest are often in a start-up or development stage, which is inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. We have minimal exposure on our long-term investments in privately held companies as these investments were insignificant as of August 31, 2017.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Executive Officers of Accenture Holdings plc
Set forth below are the names, ages, positions and business backgrounds of our directors and executive officers as of the date hereof.

Name	Age	Position
Pierre Nanterme	58	Chief Executive Officer and Director
David P. Rowland	56	Chief Financial Officer and Director
Gianfranco Casati	58	Group Chief Executive—Growth Markets
Richard P. Clark	56	Chief Accounting Officer and Corporate Controller
Johan (Jo) G. Deblaere	55	Chief Operating Officer
Chad T. Jerdee	50	General Counsel and Chief Compliance Officer
Daniel T. London	53	Group Chief Executive—Health & Public Service
Richard A. Lumb	56	Group Chief Executive—Financial Services
Jean-Marc Ollagnier	55	Group Chief Executive—Resources
Robert E. Sell	55	Group Chief Executive—Communications, Media & Technology
Ellyn J. Shook	54	Chief Leadership Officer and Chief Human Resources Officer
Julie Spellman Sweet	50	Chief Executive Officer—North America
Alexander M. van ’t Noordende	54	Group Chief Executive—Products
Pierre Nanterme, 58, became our chief executive officer and director in April 2015, when Accenture Holdings plc was formed. Mr. Nanterme has been chairman of the Board of Directors of Accenture since February 2013 and has served as Accenture’s chief executive officer since January 2011. Mr. Nanterme was Accenture’s group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout Accenture, including serving as its chief leadership officer from May 2006 through September 2007 and its country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director of Accenture since October 2010 and has been with Accenture for 34 years. Mr. Nanterme brings to our Board a deep knowledge of Accenture’s business, growth strategy and human capital strategy—as well as extensive experience serving our clients—from his 34 years with Accenture, including his executive roles as chairman, chief executive officer, group chief executive—Financial Services, and chief leadership officer. Given his role representing Accenture at leading external forums such as the B20 Summit and the World Economic Forum, Mr. Nanterme also brings to the Board a broad understanding of the global economy as well as the technology marketplace and competitive landscape.
David P. Rowland, 56, became our chief financial officer and director in April 2015, when Accenture Holdings plc was formed. Mr. Rowland has been Accenture’s chief financial officer since July 2013. From October 2006 to July 2013, he was Accenture’s senior vice president—Finance. Previously, Mr. Rowland was Accenture’s managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as Accenture’s finance director—Communications, Media & Technology operating group and as Accenture’s finance director—Products operating group. Mr. Rowland has been with Accenture for 34 years. Mr. Rowland brings to our Board a deep knowledge of Accenture’s business and financial reporting, accounting and risk management expertise from his 34 years with Accenture, including his executive roles as chief financial officer and senior vice president—Finance. Mr. Rowland also brings to our Board experience from his prior board service and as Audit Committee chair for Avanade, a joint venture of Accenture and Microsoft Corporation.
Gianfranco Casati, 58, became our group chief executive—Growth Markets in April 2015, when Accenture Holdings plc was formed. Mr. Casati has also served as group chief executive—Growth Markets of Accenture since January 2014. From September 2006 to January 2014, he served as Accenture’s group chief executive—Products operating group. From April 2002 to September 2006, Mr. Casati was managing director of Accenture’s Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of Accenture’s geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 33 years.
Richard P. Clark, 56, became our chief accounting officer and corporate controller in April 2015, when Accenture Holdings plc was formed. Mr. Clark has also served as Accenture’s chief accounting officer since September 2013 and has served as its corporate controller since September 2010. Prior to that, Mr. Clark served as Accenture’s senior managing director of investor relations from September 2006 to September 2010. Previously he served as Accenture’s finance director—Communications, Media & Technology operating group from July 2001 to September 2006 and as Accenture’s finance director—Resources operating group from 1998 to July 2001. Mr. Clark has been with Accenture for 34 years.
Johan (Jo) G. Deblaere, 55, became our chief operating officer and chief executive—Europe in April 2015, when Accenture Holdings plc was formed. Mr. Deblaere has also served as Accenture’s chief operating officer since September 2009 and as its chief executive—Europe since January 2014. From September 2006 to September 2009, Mr. Deblaere served as Accenture’s chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led Accenture’s global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 32 years.
Chad T. Jerdee, 50, became our general counsel and chief compliance officer in June 2015. Mr. Jerdee has also served as general counsel and chief compliance officer of Accenture since June 2015. From August 2010 to June 2015, Mr. Jerdee served as Accenture’s deputy general counsel—Sales & Delivery, with responsibility for leading global legal support for Accenture’s client-facing business, including its sales, solution development and client delivery teams. Mr. Jerdee has been with Accenture for 20 years.
Daniel T. London, 53, became our group chief executive—Health & Public Service operating group in April 2015, when Accenture Holdings plc was formed. Mr. London has also served as Accenture’s group chief executive—Health & Public Service since June 2014. From 2009 to June 2014, Mr. London was senior managing director for Health & Public Service in North America. Previously, he served as managing director of Accenture’s Finance & Performance Management global service line. Mr. London has been with Accenture for 31 years.
Richard A. Lumb, 56, became our group chief executive—Financial Services operating group in April 2015, when Accenture Holdings plc was formed. Mr. Lumb has also served as group chief executive—Financial Services of Accenture since December 2010. From June 2006 to December 2010, Mr. Lumb led Accenture’s Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as Accenture’s managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 32 years.
Jean-Marc Ollagnier, 55, became our group chief executive—Resources operating group in April 2015, when Accenture Holdings plc was formed. Mr. Ollagnier has also served as Accenture’s group chief executive—Resources since March 2011. From September 2006 to March 2011, Mr. Ollagnier led Accenture’s Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as Accenture’s global managing director—Financial Services Solutions group and as Accenture’s geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 31 years.
Robert E. Sell, 55, became our group chief executive—Communications, Media & Technology operating group in April 2015, when Accenture Holdings plc was formed. Mr. Sell has also served as Accenture’s group chief executive—Communications, Media & Technology operating group since March 2012. From September 2007 to March 2012, Mr. Sell led Accenture’s Communications, Media & Technology operating group in North America. Prior to assuming that role, he served in a variety of leadership roles throughout Accenture, serving clients in a number of industries. Mr. Sell has been with Accenture for 33 years.
Ellyn J. Shook, 54, became our chief leadership officer in December 2015 and has also served as our chief human resources officer since April 2015, when Accenture Holdings plc was formed. Ms. Shook has also served as Accenture’s chief human resources officer since March 2014. From 2012 to March 2014, Ms. Shook was Accenture’s senior managing director—Human Resources and head of Accenture’s Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 29 years.
Julie Spellman Sweet, 50, became our chief executive officer—North America in June 2015. From April 2015, when Accenture Holdings plc was formed, to June 2015, Ms. Sweet served as our general counsel, secretary and chief compliance officer. Ms. Sweet has also served as Accenture’s chief executive officer—North America since June 2015. From March 2010 to June 2015, Ms. Sweet was Accenture’s general counsel, secretary and chief compliance officer. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992. Ms. Sweet has been with Accenture for 7 years.
Alexander M. van ’t Noordende, 54, became our group chief executive—Products operating group in April 2015, when Accenture Holdings plc was formed. Mr. van ’t Noordende has also served as Accenture’s group chief executive—Products operating group since January 2014. From March 2011 to January 2014, he served as Accenture’s group chief executive—Management Consulting. Mr. van ’t Noordende was Accenture’s group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led Accenture’s Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as Accenture’s country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 30 years.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under the federal securities laws, our directors, executive officers and beneficial owners of more than 10% of Accenture Holdings plc’s ordinary shares are required within a prescribed period of time to report to the SEC transactions and holdings in Accenture Holdings plc ordinary shares. Our directors and executive officers are also required to report transactions and holdings in Accenture plc Class A ordinary shares and Class X ordinary shares. Based solely on a review of the copies of these forms received by us and on written representations from certain reporting persons that no Form 5 was required to be filed, we believe that during fiscal 2017 all of these filing requirements were satisfied in a timely manner.
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
The information called for by Item 11, including as it relates to the named executive officers of Accenture plc and, by extension, Accenture Holdings plc, will be included in the section captioned “Executive Compensation” included in the definitive proxy statement relating to the 2018 Annual General Meeting of Shareholders of Accenture plc to be held on February 7, 2018 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2017, certain information related to Accenture’s compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	161,304	(1)	$34.8655	—
Amended and Restated 2010 Share Incentive Plan	21,596,794	(2)	48.1050	15,049,324
Amended and Restated 2010 Employee Share Purchase Plan	—		N/A	41,316,448
Equity compensation plans not approved by shareholders	—		N/A	—
Total	21,758,098			56,365,772
_______________

(1)	Consists of 149,336 restricted share units and 11,968 stock options.

(2)	Consists of 21,593,043 restricted share units and 3,751 stock options.

The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive information statement relating to the 2018 Annual General Meeting of Shareholders of Accenture Holdings plc to be held on or around February 5, 2018 and is incorporated herein by reference. We will file such definitive information statement with the SEC pursuant to Regulation 14C not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.
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
The remaining information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2018 Annual General Meeting of Shareholders of Accenture plc to be held on February 7, 2018 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2018 Annual General Meeting of Shareholders of Accenture plc to be held on February 7, 2018 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2017 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2017 and August 31, 2016 and for the three years ended August 31, 2017—Included in Part II of this Form 10-K:
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

10.9*	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1)
10.10	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1 Form S-1)

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

10.13*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the Accenture plc May 31, 2013 10-Q )
10.14*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2013 10-Q (the “February 28, 2013 10-Q”))
10.15*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the Accenture plc August 31, 2013 10-K)
10.16*	Form of Employment Agreement of executive officers in Singapore (incorporated by reference to Exhibit 10.17 to the Accenture plc August 31, 2015 10-K (the “August 31, 2015 10-K”))
10.17	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.18	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
10.19
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.20
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2017 10-Q (the “February 28, 2017 10-Q”))

10.22*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Accenture plc February 29, 2016 10-Q (the “February 29, 2016 10-Q”))

10.23*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2017 10-Q)

10.24*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2016 10-Q)

10.25*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2017 10-Q)

10.26*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2016 10-Q)

10.27*
Form of Amendment to the Senior Officer Performance Equity Award Restricted Share Unit Agreement, the Accenture Leadership Performance Equity Award Restricted Share Unit Agreement and the Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.31 to the Accenture plc August 31, 2016 10-K (the “August 31, 2016 10-K”))

10.28*
Form of Restricted Share Unit Agreement for director grants pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 29, 2016 10-Q)

10.29*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.30 to the Accenture plc August 31, 2017 10-K)
10.30*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.31 to the Accenture plc August 31, 2017 10-K)
10.31*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
10.32*	Form of Indemnification Agreement, between Accenture Holdings plc, Accenture LLP and the indemnitee party thereto (incorporated by reference to Exhibit 10.1 of the 8-K12G3)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2017 10-K)

24.1	Power of Attorney (included on the signature page hereto)
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
101
The following financial information from Accenture Holdings plc’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2017 and August 31, 2015, (ii) Consolidated Income Statements for the years ended August 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2017, 2016 and 2015, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2017, 2016 and 2015, (v) Consolidated Cash Flows Statements for the years ended August 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements

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

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 26, 2017 by the undersigned, thereunto duly authorized.

ACCENTURE HOLDINGS PLC

By:	/s/ JOEL UNRUCH
Name: Joel Unruch
Title: Assistant Secretary

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, David P. Rowland and Joel Unruch, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 26, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

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
We have audited the accompanying consolidated balance sheets of Accenture Holdings plc and its subsidiaries (the Company) as of August 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2017. We also have audited Accenture Holdings plc’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture Holdings plc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture Holdings plc and its subsidiaries as of August 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture Holdings plc maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Chicago, Illinois
October 26, 2017

ACCENTURE HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
August 31, 2017 and 2016
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2017	August 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,126,860	$4,905,609
Short-term investments	3,011	2,875
Receivables from clients, net	4,569,214	4,072,180
Unbilled services, net	2,316,043	2,150,219
Other current assets	1,082,161	845,339
Total current assets	12,097,289	11,976,222
NON-CURRENT ASSETS:
Unbilled services, net	40,938	68,145
Investments	211,610	198,633
Property and equipment, net	1,140,598	956,542
Goodwill	5,002,352	3,609,437
Deferred contract costs	755,871	733,219
Deferred income taxes, net	2,214,901	2,077,312
Other non-current assets	1,226,331	989,494
Total non-current assets	10,592,601	8,632,782
TOTAL ASSETS	$22,689,890	$20,609,004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,907	$2,773
Accounts payable	1,525,065	1,280,821
Deferred revenues	2,669,520	2,364,728
Accrued payroll and related benefits	4,060,364	4,040,751
Accrued consumption taxes	383,391	358,359
Income taxes payable	708,485	362,963
Other accrued liabilities	474,547	468,529
Total current liabilities	9,824,279	8,878,924
NON-CURRENT LIABILITIES:
Long-term debt	22,163	24,457
Deferred revenues	663,248	754,812
Retirement obligation	1,408,759	1,494,789
Deferred income taxes, net	137,098	111,020
Income taxes payable	574,780	850,709
Other non-current liabilities	349,363	304,917
Total non-current liabilities	3,155,411	3,540,704
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Deferred shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of August 31, 2017 and August 31, 2016	46	46
Ordinary shares, par value .000001 euros per share, 40,000,000,000 shares authorized, 1,020,207,101 shares issued as of August 31, 2017 and August 31, 2016	1	1
Restricted share units (related to Accenture plc Class A ordinary shares)	1,095,026	1,004,128
Additional paid-in capital	7,021,783	7,393,195
Treasury shares, at cost: 364,363,648 ordinary shares and 357,832,987 ordinary shares as of August 31, 2017 and August 31, 2016, respectively	(19,402,188)	(18,560,302)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of August 31, 2017 and August 31, 2016	(456,864)	(456,864)
Retained earnings	22,175,499	20,204,932
Accumulated other comprehensive loss	(1,099,931)	(1,690,982)
Total Accenture Holdings plc shareholders’ equity	9,333,372	7,894,154
Noncontrolling interests	376,828	295,222
Total shareholders’ equity	9,710,200	8,189,376
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,689,890	$20,609,004

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2017, 2016 and 2015
(In thousands of U.S. dollars, except per share amounts)

	2017	2016	2015
REVENUES:
Revenues before reimbursements (“Net revenues”)	$34,850,182	$32,882,723	$31,047,931
Reimbursements	1,915,296	1,914,938	1,866,493
Revenues	36,765,478	34,797,661	32,914,424
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	23,819,690	22,605,296	21,238,692
Reimbursable expenses	1,915,296	1,914,938	1,866,493
Cost of services	25,734,986	24,520,234	23,105,185
Sales and marketing	3,754,313	3,580,439	3,505,045
General and administrative costs	2,133,777	1,886,543	1,803,943
Pension settlement charge	509,793	—	64,382
Total operating expenses	32,132,869	29,987,216	28,478,555
OPERATING INCOME	4,632,609	4,810,445	4,435,869
Interest income	37,940	30,484	33,991
Interest expense	(15,545)	(16,258)	(14,578)
Other income (expense), net	(38,720)	(69,922)	(44,752)
Gain (loss) on sale of businesses	(252)	848,823	—
INCOME BEFORE INCOME TAXES	4,616,032	5,603,572	4,410,530
Provision for income taxes	981,100	1,253,969	1,136,741
NET INCOME	3,634,932	4,349,603	3,273,789
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(5,651)	(7,690)	(6,142)
Net income attributable to noncontrolling interests – other	(40,652)	(42,151)	(41,283)
NET INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$3,588,629	$4,299,762	$3,226,364
Cash dividends per share	$2.42	$2.20	$2.04
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2017, 2016 and 2015
(In thousands of U.S. dollars)

	2017	2016	2015
NET INCOME	$3,634,932	$4,349,603	$3,273,789
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	156,146	(63,476)	(500,153)
Defined benefit plans	384,708	(298,727)	7,874
Cash flow hedges	48,624	105,849	(17,874)
Marketable securities	1,573	1,356	(1,634)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	591,051	(254,998)	(511,787)
Other comprehensive income (loss) attributable to noncontrolling interests	7,609	(2,631)	(18,077)
COMPREHENSIVE INCOME	$4,233,592	$4,091,974	$2,743,925

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$4,179,680	$4,044,764	$2,714,577
Comprehensive income attributable to noncontrolling interests	53,912	47,210	29,348
COMPREHENSIVE INCOME	$4,233,592	$4,091,974	$2,743,925

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS
For the Years Ended August 31, 2017, 2016 and 2015
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

ACCENTURE HOLDINGS PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS - (continued) For the Years Ended August 31, 2017, 2016 and 2015 (In thousands of U.S. dollars and share amounts)

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

ACCENTURE HOLDINGS PLC CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS - (continued) For the Years Ended August 31, 2017, 2016 and 2015 (In thousands of U.S. dollars and share amounts)

	Deferred Shares		Ordinary Shares		Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares	$	No. Shares	$	No. Shares			$	No. Shares	$	No. Shares
Net income													3,588,629		3,588,629	46,303	3,634,932
Other comprehensive income (loss)														591,051	591,051	7,609	598,660
Share-based compensation expense							755,011	40,224							795,235		795,235
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares								(13,393)	(2,250,366)	(18,700)					(2,263,759)	(3,542)	(2,267,301)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs							(715,790)	(398,862)	1,408,480	12,169					293,828	467	294,295
Dividends							51,677						(1,616,677)		(1,565,000)	(2,578)	(1,567,578)
Other, net								619					(1,385)		(766)	33,347	32,581
Balance as of August 31, 2017	$46	40	$1	1,020,207	$—	—	$1,095,026	$7,021,783	$(19,402,188)	(364,364)	$(456,864)	(13,817)	$22,175,499	$(1,099,931)	$9,333,372	$376,828	$9,710,200
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2017, 2016 and 2015
(In thousands of U.S. dollars)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,634,932	$4,349,603	$3,273,789
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	801,789	729,052	645,923
Share-based compensation expense	795,235	758,176	680,329
Pension settlement charge	460,908	—	64,382
(Gain) loss on sale of businesses	252	(848,823)	—
Deferred income taxes, net	(364,133)	65,940	(459,109)
Other, net	88,123	(53,706)	(237,876)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(169,714)	(177,156)	(158,990)
Unbilled services, current and non-current, net	96,392	(192,912)	(268,135)
Other current and non-current assets	(415,568)	(655,876)	(400,524)
Accounts payable	173,712	72,626	113,548
Deferred revenues, current and non-current	(38,954)	302,738	182,836
Accrued payroll and related benefits	(117,725)	386,018	586,548
Income taxes payable, current and non-current	15,721	(158,970)	189,063
Other current and non-current liabilities	12,069	90,690	(35,621)
Net cash provided by (used in) operating activities	4,973,039	4,667,400	4,176,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(515,919)	(496,566)	(395,017)
Purchases of businesses and investments, net of cash acquired	(1,704,188)	(932,542)	(791,704)
Proceeds from the sale of businesses and investments, net of cash transferred	(24,035)	814,538	10,553
Proceeds from sales of property and equipment	10,263	4,220	5,784
Net cash provided by (used in) investing activities	(2,233,879)	(610,350)	(1,170,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of ordinary and deferred shares	294,295	180,626	266,728
Purchases of shares	(2,267,301)	(2,194,258)	(2,165,568)
Proceeds from (repayments of) long-term debt, net	(2,120)	(1,059)	701
Cash dividends paid	(1,567,578)	(1,438,138)	(1,353,471)
Other, net	(17,531)	(36,389)	(34,712)
Net cash provided by (used in) financing activities	(3,560,235)	(3,489,218)	(3,286,322)
Effect of exchange rate changes on cash and cash equivalents	42,326	(22,989)	(279,996)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(778,749)	544,843	(560,539)
CASH AND CASH EQUIVALENTS, beginning of period	4,905,609	4,360,766	4,921,305
CASH AND CASH EQUIVALENTS, end of period	$4,126,860	$4,905,609	$4,360,766
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,751	$16,285	$14,810
Income taxes paid	$1,288,788	$1,425,480	$1,433,538
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
All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2017” means the 12-month period that ended on August 31, 2017. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.
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
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $739,212 and $709,444 as of August 31, 2017 and 2016, respectively, and are included in Deferred contract costs. Deferred transition amortization expense for fiscal 2017, 2016 and 2015 was $289,555, $283,434 and $234,985, respectively. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $606,095 and $604,674 as of August 31, 2017 and 2016, respectively, and are included in non-current Deferred revenues. Contract acquisition and origination costs are expensed as incurred.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues before reimbursements (“net revenues”) include the margin earned on computer hardware, software and related services resale, as well as revenues from alliance agreements. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resale. In addition, Reimbursements include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including certificates of deposit and time deposits. Cash and cash equivalents also include restricted cash of $45,547 and $45,478 as of August 31, 2017 and 2016, respectively, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2017 and 2016, total allowances recorded for client receivables and unbilled services were $74,450 and $79,440, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.

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
Investments
All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Non-current investments are primarily non-marketable equity securities of privately held companies and are accounted for using either the equity or cost methods of accounting, in accordance with the requirements of Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. Marketable securities are classified as available-for-sale investments and reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Interest and amortization of premiums and discounts for debt securities are included in Interest income.
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
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. The Company reviews the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2017 or 2016, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2017	2016	2015
Research and development costs	$704,317	$643,407	$625,541
Advertising costs	79,883	80,601	79,899
Provision for (release of) doubtful accounts (1)	10,117	15,312	(10,336)

_______________

(1)	For additional information, see “Client Receivables, Unbilled Services and Allowances”.
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
The primary impact of the adoption of the ASU on the Company’s Consolidated Financial Statements was the recognition of excess tax benefits in the provision for income taxes rather than Additional paid-in capital, which reduced income tax expense by $99,649 in fiscal 2017. The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The Company also elected to retrospectively apply the presentation requirements for cash flows related to excess tax benefits for all periods presented, which resulted in an increase to both net cash provided by operating activities and net cash used in financing activities of $92,285 and $84,026 during fiscal 2016 and 2015, respectively. The presentation requirement for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in the Company’s consolidated cash flows statements since these cash flows have historically been presented as a financing activity.

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
September 1, 2018
The adoption of this ASU will require the Company to record deferred tax assets on its Consolidated Balance Sheet at the beginning of fiscal 2019.  The deferred tax assets, which could be up to $2.1 billion, represent income tax consequences of prior intra-entity transfers of assets, which currently are recognized over the expected life of the assets.  Beginning in fiscal 2019, the Company will recognize incremental income tax expense as these deferred tax assets are utilized. Initially, this could represent approximately a 3.5 percentage point increase in the annual effective tax rate.  However, the actual impact of adoption will depend on numerous factors, including activity for fiscal 2018 and management’s expectations regarding recoverability of the related deferred taxes. Adoption will not have any impact on cash flows.

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
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture Holdings plc:

	Fiscal
	2017	2016	2015
Foreign currency translation
Beginning balance	$(902,955)	$(839,479)	$(339,326)
Foreign currency translation	164,073	(67,884)	(524,729)
Income tax benefit (expense)	(988)	2,120	6,520
Portion attributable to noncontrolling interests	(6,939)	2,288	18,056
Foreign currency translation, net of tax	156,146	(63,476)	(500,153)
Ending balance	(746,809)	(902,955)	(839,479)

Defined benefit plans
Beginning balance	(859,030)	(560,303)	(568,177)
Actuarial gain (loss)	49,565	(481,331)	(77,228)
Pension settlement	509,793	—	64,382
Prior service costs arising during the period	847	1,561	(79)
Reclassifications into net periodic pension and post-retirement expense	44,913	26,639	27,538
Income tax benefit (expense)	(219,817)	153,869	(6,725)
Portion attributable to noncontrolling interests	(593)	535	(14)
Defined benefit plans, net of tax	384,708	(298,727)	7,874
Ending balance (1)	(474,322)	(859,030)	(560,303)

Cash flow hedges
Beginning balance	71,281	(34,568)	(16,694)
Unrealized gain (loss)	195,848	180,196	(17,207)
Reclassification adjustments into Cost of services	(118,840)	(23,004)	(15,207)
Income tax benefit (expense)	(28,309)	(51,153)	14,508
Portion attributable to noncontrolling interests	(75)	(190)	32
Cash flow hedges, net of tax	48,624	105,849	(17,874)
Ending balance (2)	119,905	71,281	(34,568)

Marketable securities
Beginning balance	(278)	(1,634)	—
Unrealized gain (loss)	1,758	2,231	(2,693)
Income tax benefit (expense)	(183)	(873)	1,056
Portion attributable to noncontrolling interests	(2)	(2)	3
Marketable securities, net of tax	1,573	1,356	(1,634)
Ending balance	1,295	(278)	(1,634)

Accumulated other comprehensive loss	$(1,099,931)	$(1,690,982)	$(1,435,984)
 _______________

(1)
As of August 31, 2017, $35,879 of net losses is expected to be reclassified into net periodic pension expense recognized in cost of services, sales and marketing and general and administrative costs in the next twelve months.

(2)	As of August 31, 2017, $112,303 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next twelve months.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.	PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31, 2017	August 31, 2016
Buildings and land	$3,162	$2,914
Computers, related equipment and software	1,611,641	1,428,134
Furniture and fixtures	393,351	354,523
Leasehold improvements	1,044,590	900,996
Property and equipment, gross	3,052,744	2,686,567
Total accumulated depreciation	(1,912,146)	(1,730,025)
Property and equipment, net	$1,140,598	$956,542

Depreciation expense for fiscal 2017, 2016 and 2015 was $362,817, $327,736 and $311,305, respectively.

4.	BUSINESS COMBINATIONS AND DIVESTITURES
Fiscal 2017
During fiscal 2017, the Company completed a number of individually immaterial acquisitions for total consideration of $1,643,205, net of cash acquired. These acquisitions were completed primarily to expand the Company’s services and solutions offerings. In connection with these acquisitions, the Company recorded goodwill of $1,350,969 and intangible assets of $328,776. The intangible assets primarily consist of customer-related and contract-in-progress intangibles, which are being amortized over one to twelve years. The goodwill was allocated among the reportable operating segments and is partially deductible for U.S. federal income tax purposes.
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
During fiscal 2016, the Company also completed other individually immaterial acquisitions for total consideration of $458,892, net of cash acquired. These acquisitions were completed primarily to expand the Company’s services and solutions offerings. In connection with these acquisitions, the Company recorded goodwill of $382,326 and intangible assets of $109,981. The intangible assets primarily consist of customer-related and technology intangibles, which are being amortized over one to ten years. The goodwill was allocated among the reportable operating segments and is partially deductible for U.S. federal income tax purposes.
Divestiture
On January 26, 2016, the Company completed the sale of Navitaire LLC (“Navitaire”), a wholly owned subsidiary of the Company that provides technology and business solutions to the airline industry, to Amadeus IT Group, S.A. (“Amadeus”). Concurrent with the sale, the Company also entered into several arrangements to provide services to Amadeus, principally infrastructure outsourcing, over five years. The Company received a total of $825,644, net of transaction costs and cash divested, of which $214,500 was recorded as deferred revenue attributable to arrangements to provide services to Amadeus. In connection with the sale of Navitaire, the Company recorded a gain of $547,584 (reported in “Gain on sale of businesses” in the Consolidated Income Statements) and recorded related income taxes of $55,759. Approximately 600 Navitaire employees transferred to Amadeus as a part of this sale.

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
During fiscal 2015, the Company also completed other individually immaterial acquisitions for total consideration of $510,236, net of cash acquired. These acquisitions were completed primarily to expand the Company’s services and solutions offerings. In connection with these acquisitions, the Company recorded goodwill of $427,435 and intangible assets of $120,970. The intangible assets primarily consist of customer-related and technology intangibles, which are being amortized over one to eleven years. The goodwill was allocated among the reportable operating segments and is partially deductible for U.S. federal income tax purposes.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

5.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2015	Additions/ Adjustments	Foreign Currency Translation	August 31, 2016	Additions/ Adjustments	Foreign Currency Translation	August 31, 2017
Communications, Media & Technology	$364,824	$194,365	$(12,623)	$546,566	$220,406	$8,830	$775,802
Financial Services	713,430	149,811	(8,865)	854,376	280,569	16,079	1,151,024
Health & Public Service	588,893	130,787	(3,831)	715,849	214,316	4,209	934,374
Products	1,001,768	134,607	(23,384)	1,112,991	564,519	20,630	1,698,140
Resources	260,918	123,613	(4,876)	379,655	56,447	6,910	443,012
Total	$2,929,833	$733,183	$(53,579)	$3,609,437	$1,336,257	$56,658	$5,002,352
Goodwill includes immaterial adjustments related to divestitures and prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class were as follows:

	August 31, 2017			August 31, 2016
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$809,683	$(235,315)	$574,368	$532,753	$(159,774)	$372,979
Technology	108,929	(65,453)	43,476	100,363	(48,270)	52,093
Patents	124,669	(62,543)	62,126	118,906	(57,951)	60,955
Other	52,342	(21,930)	30,412	43,804	(19,680)	24,124
Total	$1,095,623	$(385,241)	$710,382	$795,826	$(285,675)	$510,151
Total amortization related to the Company’s intangible assets was $149,417, $117,882 and $99,633 for fiscal 2017, 2016 and 2015, respectively. Estimated future amortization related to intangible assets held at August 31, 2017 is as follows:

Fiscal Year	Estimated Amortization
2018	$153,777
2019	113,539
2020	101,562
2021	93,119
2022	93,453
Thereafter	154,932
Total	$710,382

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.	DERIVATIVE FINANCIAL INSTRUMENTS
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
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $228,175 as of August 31, 2017.
The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2017 was $51,118.
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
Cash Flow Hedges
Certain of the Company’s subsidiaries are exposed to currency risk through their use of the Company’s global delivery resources. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2017 and 2016, the Company held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net gain of $118,840, $23,004 and $15,207 during fiscal 2017, 2016 and 2015, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense),

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

net in the Consolidated Income Statement and for fiscal 2017, 2016 and 2015, was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2017, 2016 or 2015.
Other Derivatives
The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net gain of $66,748 for fiscal 2017 and a net loss of $84,293 and $257,783 for fiscal 2016 and 2015, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31, 2017	August 31, 2016
Assets
Cash Flow Hedges
Other current assets	$133,935	$71,955
Other non-current assets	82,770	45,683
Other Derivatives
Other current assets	11,470	11,965
Total assets	$228,175	$129,603
Liabilities
Cash Flow Hedges
Other accrued liabilities	$21,632	$10,820
Other non-current liabilities	17,244	5,547
Other Derivatives
Other accrued liabilities	12,242	17,407
Total liabilities	$51,118	$33,774
Total fair value	$177,057	$95,829
Total notional value	$9,290,345	$7,604,486
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

	August 31, 2017	August 31, 2016
Net derivative assets	$189,066	$114,785
Net derivative liabilities	12,009	18,956
Total fair value	$177,057	$95,829

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.	BORROWINGS AND INDEBTEDNESS
As of August 31, 2017, the Company had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	506,611	—
Local guaranteed and non-guaranteed lines of credit (3)	234,601	—
Total	$1,741,212	$—
_______________

(1)
This facility, which matures on December 22, 2020, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate, plus a spread. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2017 and 2016, the Company had no borrowings under the facility.

(2)
The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2017 and 2016, the Company had no borrowings under these facilities.

(3)
The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2017 and 2016, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $195,998 and $168,663 of letters of credit outstanding as of August 31, 2017 and 2016, respectively. In addition, the Company had total outstanding debt of $25,070 and $27,230 as of August 31, 2017 and 2016, respectively. In the fourth quarter of fiscal 2017, the Company entered into agreements that will allow it to establish a commercial paper program for short-term borrowings of up to $1 billion, backed by its syndicated loan facility.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.	INCOME TAXES

	Fiscal
	2017	2016	2015
Current taxes
U.S. federal	$152,002	$314,121	$617,488
U.S. state and local	17,269	38,255	72,133
Non-U.S.	1,175,962	835,653	906,229
Total current tax expense	1,345,233	1,188,029	1,595,850
Deferred taxes
U.S. federal	(200,483)	8,588	(94,621)
U.S. state and local	(26,069)	1,056	(11,245)
Non-U.S.	(137,581)	56,296	(353,243)
Total deferred tax (benefit) expense	(364,133)	65,940	(459,109)
Total	$981,100	$1,253,969	$1,136,741
The components of Income before income taxes were as follows:

	Fiscal
	2017	2016	2015
U.S. sources (1)	$251,456	$1,047,909	$1,321,511
Non-U.S. sources	4,364,576	4,555,663	3,089,019
Total	$4,616,032	$5,603,572	$4,410,530
 _______________

(1)	Includes U.S.pension settlement charges of $509,793 and $64,382 for fiscal 2017 and 2015, respectively.
The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.3	1.1	1.3
Non-U.S. operations taxed at lower rates	(18.0)	(12.0)	(15.4)
Final determinations (1)	(3.6)	(2.1)	(5.1)
Other net activity in unrecognized tax benefits	8.4	2.7	3.2
Change in indefinite reinvestment assertion	(0.6)	(0.6)	5.6
Divestitures	—	(3.4)	—
Excess tax benefits from share based payments	(2.7)	—	—
Other, net	1.5	1.7	1.2
Effective income tax rate	21.3%	22.4%	25.8%

_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
During fiscal 2015, the Company concluded that substantially all of the undistributed earnings of its U.S. subsidiaries would no longer be considered indefinitely reinvested and recorded an estimated tax liability of $247,097 for withholding taxes payable on the distribution of these earnings. These earnings were distributed in the form of a U.S. dividend declared and paid on August 26, 2015. The Company intends to indefinitely reinvest any future U.S. earnings. As of August 31, 2017, the Company had not recognized a deferred tax liability on $1,402,881 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $124,000.
Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2018 and 2022. Some of the holidays are renewable at reduced levels, under certain conditions, with possible renewal periods through 2032. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $95,000, $100,000 and $111,000 in fiscal 2017, 2016 and 2015, respectively.
The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.
The components of the Company’s deferred tax assets and liabilities included the following:

	August 31, 2017	August 31, 2016
Deferred tax assets
Pensions	$294,850	$306,776
Revenue recognition	163,393	113,890
Compensation and benefits	734,373	797,707
Share-based compensation	293,546	262,508
Tax credit carryforwards	1,139,523	898,073
Net operating loss carryforwards	204,803	131,018
Depreciation and amortization	97,076	97,015
Deferred amortization deductions	705,495	687,351
Indirect effects of unrecognized tax benefits	343,832	354,544
Other	122,590	139,105
	4,099,481	3,787,987
Valuation allowance	(1,284,571)	(980,196)
Total deferred tax assets	2,814,910	2,807,791
Deferred tax liabilities
Revenue recognition	(80,683)	(109,749)
Depreciation and amortization	(228,166)	(205,431)
Investments in subsidiaries	(202,359)	(330,673)
Other	(225,899)	(195,646)
Total deferred tax liabilities	(737,107)	(841,499)
Net deferred tax assets	$2,077,803	$1,966,292
The Company recorded valuation allowances of $1,284,571 and $980,196 as of August 31, 2017 and 2016, respectively, against deferred tax assets principally associated with certain tax credit and tax net operating loss carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2017, the Company recorded a net increase of $304,375 in the valuation allowance. The majority of this change related to valuation allowances on certain tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized.
The Company had tax credit carryforwards as of August 31, 2017 of $1,139,523, of which $29,674 will expire between 2018 and 2027, $3,885 will expire between 2028 and 2037, and $1,105,964 has an indefinite carryforward period. The Company had net operating loss carryforwards as of August 31, 2017 of $756,010. Of this amount, $209,066 expires between 2018 and 2027, $255,183 expires between 2028 and 2037, and $291,761 has an indefinite carryforward period.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2017, the Company had $945,850 of unrecognized tax benefits, of which $609,555, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2016, the Company had $985,755 of unrecognized tax benefits, of which $508,313, if recognized, would favorably affect the Company’s effective tax rate. The remaining unrecognized tax benefits as of August 31, 2017 and 2016 of $336,295 and $477,442, respectively, represent items recorded as adjustments to fiscal 2016 equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2017	2016
Balance, beginning of year	$985,755	$997,935
Additions for tax positions related to the current year	204,321	163,097
Additions for tax positions related to prior years	254,274	126,353
Reductions for tax positions related to prior years	(250,135)	(63,782)
Statute of limitations expirations	(41,544)	(208,295)
Settlements with tax authorities	(221,999)	(3,703)
Foreign currency translation	15,178	(25,850)
Balance, end of year	$945,850	$985,755
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2017, 2016 and 2015, the Company recognized expense (benefit) of $37,350, $8,681 and $(17,373) in interest and penalties, respectively. Accrued interest and penalties related to unrecognized tax benefits of $98,204 ($87,417, net of tax benefits) and $109,269 ($95,057, net of tax benefits) were reflected on the Company’s Consolidated Balance Sheets as of August 31, 2017 and 2016, respectively.
The Company has participated in the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”) since the 2016 fiscal year. As part of CAP, tax years are audited on a contemporaneous basis so that most issues are resolved prior to the filing of the tax return. The audit by the IRS for fiscal 2013 and 2014 closed during fiscal 2017. By agreement with the IRS, the Company filed an amended return for fiscal 2015 with adjustments to which the IRS agreed. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2009. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $422,000 or increase by approximately $306,000 in the next 12 months as a result of settlements, lapses of statutes of limitations, tax audit activity and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.
As previously disclosed, in December 2016, the Swiss Federal Tax Administration notified a subsidiary of Accenture that it had opened an investigation to examine the tax treatment of an August 2010 intercompany transfer of certain intellectual property. In June 2017, we resolved this matter with the Swiss tax authorities and, in connection with that resolution, agreed to a final assessment of prior year taxes, which were paid in June.

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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense were as follows:

	Pension Plans						Postretirement Plans
	August 31, 2017		August 31, 2016		August 31, 2015		August 31, 2017	August 31, 2016	August 31, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Discount rate for determining projected benefit obligation	3.75%	2.83%	3.50%	2.40%	4.50%	3.47%	3.73%	3.51%	4.46%
Discount rate for determining net periodic pension expense	3.50%	2.40%	4.50%	3.47%	4.25%	3.53%	3.51%	4.46%	4.25%
Long term rate of return on plan assets	4.25%	3.52%	4.75%	3.99%	5.50%	4.55%	4.13%	4.54%	5.05%
Rate of increase in future compensation for determining projected benefit obligation	2.25%	3.63%	2.57%	3.47%	3.65%	3.56%	N/A	N/A	N/A
Rate of increase in future compensation for determining net periodic pension expense	2.57%	3.47%	3.60%	3.56%	3.65%	3.75%	N/A	N/A	N/A
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Assumed U.S. Health Care Cost Trend
The Company’s U.S. postretirement plan assumed annual rate of increase in the per capita cost of health care benefits is 7.2% for the plan year ending June 30, 2018. The rate is assumed to decrease on a straight-line basis to 4.5% for the plan year ending June 30, 2038 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rates would increase the benefit obligation by $83,430, while a one percentage point decrease would reduce the benefit obligation by $64,701.
U.S. Defined Benefit Pension Plan Settlement Charges
In May 2017, the Company settled its U.S. pension plan obligations. Plan participants elected to receive either a lump-sum distribution or to transfer benefits to a third-party annuity provider. As a result of the settlement, the Company was relieved of any further obligation under its U.S. pension plan. During fiscal 2017, the Company recorded a pension settlement charge of $509,793, and related income tax benefits of $198,219. The charge primarily consisted of unrecognized actuarial losses of $460,908 previously included in Accumulated other comprehensive loss. In connection with the settlement, the Company made a $118,500 cash contribution ($48,885 related to additional actuarial losses and $69,615 to fund previously recorded pension liabilities). In connection with the plan termination, the Company created a separate defined benefit plan, with substantially the same terms as the terminated plan, for approximately 600 active employees who are currently eligible to accrue benefits.
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
Pension and Postretirement Expense
Pension expense for fiscal 2017, 2016 and 2015 was $622,302, $94,827 and $143,968 (including the above noted settlement charges), respectively. Postretirement expense for fiscal 2017, 2016 and 2015 was not material to the Company’s Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the benefit obligations, plan assets and funded status of the Company’s pension and postretirement benefit plans for fiscal 2017 and 2016 were as follows:

	Pension Plans				Postretirement Plans
	August 31, 2017		August 31, 2016		August 31, 2017	August 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$2,030,006	$1,758,110	$1,635,744	$1,439,225	$500,964	$403,095
Service cost	7,380	82,727	7,305	72,502	19,898	18,565
Interest cost	48,354	36,906	63,470	43,827	15,270	15,618
Participant contributions	—	11,832	—	9,857	—	—
Acquisitions/divestitures/transfers	—	15,664	—	41,719	—	—
Amendments	—	(847)	—	(1,561)	—	—
Curtailment	—	—	—	(689)	—	84
Pension settlement	(1,612,824)	—	—	—	—	—
Special termination benefits	—	—	—	1,332	—	—
Actuarial (gain) loss	(80,507)	(76,066)	371,294	261,252	5,084	74,213
Benefits paid	(49,546)	(47,233)	(47,807)	(52,549)	(13,047)	(11,143)
Exchange rate impact	—	35,369	—	(56,805)	1,511	532
Benefit obligation, end of year	$342,863	$1,816,462	$2,030,006	$1,758,110	$529,680	$500,964
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$1,801,435	$1,081,154	$1,596,186	$982,471	$27,130	$24,643
Actual return on plan assets	(63,919)	42,417	242,112	97,638	(38)	3,856
Acquisitions/divestitures/transfers	—	818	—	24,052	—	—
Employer contributions	129,483	67,300	10,944	71,046	12,496	9,774
Participant contributions	—	11,832	—	9,857	—	—
Pension settlement	(1,612,824)	—	—	—	—	—
Benefits paid	(49,546)	(47,233)	(47,807)	(52,549)	(13,047)	(11,143)
Exchange rate impact	—	(2,160)	—	(51,361)	—	—
Fair value of plan assets, end of year	$204,629	$1,154,128	$1,801,435	$1,081,154	$26,541	$27,130
Funded status, end of year	$(138,234)	$(662,334)	$(228,571)	$(676,956)	$(503,139)	$(473,834)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$2,127	$64,461	$—	$59,335	$—	$—
Current liabilities	(11,047)	(21,015)	(11,091)	(16,691)	(1,659)	(1,579)
Non-current liabilities	(129,314)	(705,780)	(217,480)	(719,600)	(501,480)	(472,255)
Funded status, end of year	$(138,234)	$(662,334)	$(228,571)	$(676,956)	$(503,139)	$(473,834)

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss
The pre-tax accumulated net loss and prior service (credit) cost recognized in Accumulated other comprehensive loss as of August 31, 2017 and 2016 was as follows:

	Pension Plans				Postretirement Plans
	August 31, 2017		August 31, 2016		August 31, 2017	August 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Net loss	$112,015	$386,428	$592,873	$480,408	$142,197	$143,777
Prior service (credit) cost	—	(5,222)	—	(6,860)	27,656	31,569
Accumulated other comprehensive loss, pre-tax	$112,015	$381,206	$592,873	$473,548	$169,853	$175,346
Funded Status for Defined Benefit Plans
The accumulated benefit obligation for defined benefit pension plans as of August 31, 2017 and 2016 was as follows:

	August 31, 2017		August 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$333,588	$1,651,869	$2,017,437	$1,592,598
The following information is provided for defined benefit pension plans and postretirement plans with projected benefit obligations in excess of plan assets and for defined benefit pension plans with accumulated benefit obligations in excess of plan assets as of August 31, 2017 and 2016:

	Pension Plans				Postretirement Plans
	August 31, 2017		August 31, 2016		August 31, 2017	August 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans	U.S. and Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$342,863	$1,037,634	$2,030,006	$1,400,510	$529,680	$500,964
Fair value of plan assets	202,502	310,839	1,801,435	664,220	26,541	27,130

	August 31, 2017		August 31, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$138,476	$810,330	$2,017,437	$1,233,952
Fair value of plan assets	—	208,559	1,801,435	627,738

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
Plan Assets
The Company’s target allocation for fiscal 2018 and weighted-average plan assets allocations as of August 31, 2017 and 2016 by asset category for defined benefit pension plans were as follows:

	2018 Target Allocation		2017		2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	—%	38%	—%	30%	—%	29%
Debt securities	99	49	94	58	75	58
Cash and short-term investments	1	3	6	2	25	2
Insurance contracts	—	6	—	6	—	7
Other	—	4	—	4	—	4
Total	100%	100%	100%	100%	100%	100%

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The fair values of defined benefit pension and postretirement plan assets as of August 31, 2017 were as follows:

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
Mutual fund equity securities	$—	$347,781	$—	$347,781
Fixed Income
Non-U.S. government debt securities	105,331	—	—	105,331
Mutual fund debt securities	3,093	560,606	—	563,699
Cash and short-term investments	16,072	9,059	—	25,131
Insurance contracts	—	69,754	—	69,754
Other	—	42,432	—	42,432
Total	$124,496	$1,029,632	$—	$1,154,128
There were no transfers between Levels 1 and 2 during fiscal 2017.
The U.S. Plans have $231,170 in Level 2 assets, primarily made up of U.S. corporate debt securities of $130,245 and U.S. government, state and local debt securities of $59,743.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $88,919 in fiscal 2018 related to contributions to its U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans. The Company’s postretirement plan contributions in fiscal 2018 are not expected to be material to the Company’s Consolidated Financial Statements.

Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans and postretirement plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Plans		Postretirement Plans
	U.S. Plans	Non-U.S. Plans	U.S. and Non-U.S. Plans
2018	$12,774	$54,846	$11,509
2019	13,572	59,328	12,747
2020	14,357	70,756	14,189
2021	15,158	80,109	16,145
2022	15,868	85,344	18,357
2023-2027	89,785	475,803	125,060
Defined Contribution Plans
In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Total expenses recorded for defined contribution plans were $454,124, $419,932 and $397,123 in fiscal 2017, 2016 and 2015, respectively.

10.	SHARE-BASED COMPENSATION
Share Incentive Plans
The Amended and Restated Accenture plc 2010 Share Incentive Plan, as amended and approved by Accenture’s shareholders in 2016 (the “Amended 2010 SIP”), is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 83,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2017, there were 15,049,324 shares available for future grants. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. Accenture issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2017	2016	2015
Total share-based compensation expense included in Net income	$795,235	$758,176	$680,329
Income tax benefit related to share-based compensation included in Net income (1)	349,114	236,423	212,019
 _______________

(1)	Includes $99,649 of excess tax benefits in fiscal 2017 related to the adoption of ASU 2016-09 on September 1, 2016.

Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the predecessor 2001 Share Incentive Plan were, granted restricted share units, each of which represent an unfunded, unsecured right to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on Accenture’s stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2017 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2016	21,963,705	$85.81
Granted (1)	9,414,391	117.72
Vested (2)	(9,005,407)	121.14
Forfeited	(1,343,647)	92.48
Nonvested balance as of August 31, 2017	21,029,042	$101.88
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2017, 2016 and 2015 was $117.72, $105.16 and $89.63, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2017, 2016 and 2015 was $1,090,943, $796,620 and $581,936, respectively.
As of August 31, 2017, there was $812,286 of total unrecognized restricted share unit compensation expense related to nonvested awards, which is expected to be recognized over a weighted average period of 1.3 years. As of August 31, 2017, there were 713,337 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.
Stock Options
There were no stock options granted during fiscal 2017, 2016 or 2015. As of August 31, 2017 the Company had 15,719 stock options outstanding and exercisable at a weighted average exercise price of $38.02 and a weighted average remaining contractual term of 2 years.

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
A maximum of 90,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2017, Accenture had issued 48,683,552 Accenture plc Class A ordinary shares under the 2010 ESPP. Accenture issued 6,103,977, 5,850,113 and 6,232,031 shares to employees in fiscal 2017, 2016 and 2015, respectively, under the 2010 ESPP.

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
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2017, our aggregate available authorization was $3,119,215 for these share purchase programs and Accenture’s publicly announced open-market share purchase program.
The Company’s share purchase activity during fiscal 2017 was as follows:

	Shares	Amount
Accenture Holdings plc ordinary shares	654,411	$79,235
Accenture Canada Holdings Inc. exchangeable shares	145,000	16,936
Total	799,411	$96,171
Other Share Redemptions
During fiscal 2017, Accenture issued 760,154 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at it's option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
Dividends
The Company’s dividend activity during fiscal 2017 was as follows:

	Dividend Per Share	Accenture Holdings plc Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2016	$1.21	October 18, 2016	$783,753	October 18, 2016	$1,374	$785,127
May 15, 2017	1.21	April 10, 2017	781,247	April 10, 2017	1,204	782,451
Total Dividends			$1,565,000		$2,578	$1,567,578
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
 Subsequent Event
On September 25, 2017, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.33 per share on its Class A ordinary shares for shareholders of record at the close of business on October 19, 2017. On September 26, 2017, the Board of Directors of Accenture Holdings plc declared a semi-annual cash dividend of $1.33 per share on its ordinary shares for shareholders of record at the close of business on October 17, 2017. Both dividends are payable on November 15, 2017. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

13.	LEASE COMMITMENTS
The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes, and sublease income from third parties during fiscal 2017, 2016 and 2015 was as follows:

	Fiscal
	2017	2016	2015
Rental expense	$617,014	$578,149	$547,206
Sublease income from third parties	(28,992)	(26,403)	(27,293)
Future minimum rental commitments under non-cancelable operating leases as of August 31, 2017 were as follows:

	Operating Lease Payments	Operating Sublease Income
2018	$561,743	$(25,881)
2019	505,648	(24,261)
2020	451,870	(20,484)
2021	405,222	(14,796)
2022	353,254	(6,695)
Thereafter	1,429,137	(44,368)
	$3,706,874	$(136,485)

14.  COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2017 and 2016, the Company has reflected the fair value of $52,996 and $54,221, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2017 and 2016, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $697,000 and $749,000, respectively, of which all but approximately $149,000 and $113,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2017, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

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
 The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal
2017	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other (3)	Total
Net revenues	$6,884,738	$7,393,945	$6,177,846	$9,500,451	$4,847,073	$46,129	$34,850,182
Depreciation and amortization (1)	148,690	147,343	143,659	228,400	133,697	—	801,789
Operating income	1,048,786	1,207,391	772,785	1,558,680	554,760	(509,793)	4,632,609
Net assets as of August 31 (2)	916,325	155,386	911,605	1,299,898	953,820	112,264	4,349,298
2016
Net revenues	$6,615,717	$7,031,053	$5,986,878	$8,395,038	$4,838,963	$15,074	$32,882,723
Depreciation and amortization (1)	141,356	139,518	134,788	206,806	106,584	—	729,052
Operating income	965,574	1,127,750	807,012	1,282,461	627,648	—	4,810,445
Net assets as of August 31 (2)	923,764	123,827	892,569	1,281,551	820,273	(137,761)	3,904,223
2015
Net revenues	$6,349,372	$6,634,771	$5,462,550	$7,596,051	$4,988,627	$16,560	$31,047,931
Depreciation and amortization (1)	152,329	128,413	115,010	168,731	81,440	—	645,923
Operating income	883,935	1,092,857	712,624	1,098,174	712,661	(64,382)	4,435,869
Net assets as of August 31 (2)	798,623	186,739	812,278	1,158,953	723,113	(59,371)	3,620,335
_______________

(1)	Amounts include depreciation on property and equipment and amortization of intangible assets controlled by each operating segment, as well as an allocation for amounts they do not directly control.

(2)
The Company does not allocate total assets by operating segment. Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include receivables from clients, current and non-current unbilled services, deferred contract costs and current and non-current deferred revenues.

(3)
Other operating income for fiscal 2017 and fiscal 2015 represents the pension settlement charges in the respective years. Fiscal 2015 amounts have been revised to conform to the current period presentation.

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

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	North America	Europe	Growth Markets	Total
2017
Net revenues	$16,290,842	$11,933,093	$6,626,247	$34,850,182
Reimbursements	963,911	622,579	328,806	1,915,296
Revenues	17,254,753	12,555,672	6,955,053	36,765,478
Property and equipment, net as of August 31	274,463	294,154	571,981	1,140,598
2016
Net revenues	$15,653,290	$11,448,361	$5,781,072	$32,882,723
Reimbursements	970,248	635,362	309,328	1,914,938
Revenues	16,623,538	12,083,723	6,090,400	34,797,661
Property and equipment, net as of August 31	244,351	220,500	491,691	956,542
2015
Net revenues	$14,209,387	$10,929,572	$5,908,972	$31,047,931
Reimbursements	891,443	628,342	346,708	1,866,493
Revenues	15,100,830	11,557,914	6,255,680	32,914,424
Property and equipment, net as of August 31	230,359	179,925	391,600	801,884
The Company’s business in the United States represented 45%, 46% and 43% of its consolidated net revenues during fiscal 2017, 2016 and 2015, respectively. No other country individually comprised 10% or more of the Company’s consolidated net revenues during these periods. Business in Ireland, the Company’s country of domicile, represented approximately 1% of its consolidated net revenues during each of fiscal 2017, 2016 and 2015.
The Company conducts business in Ireland and in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31, 2017	August 31, 2016	August 31, 2015
India	25%	25%	26%
United States	23	25	28
Ireland	5	4	2
Revenues by type of work were as follows:

	Fiscal
	2017	2016	2015
Consulting	$18,753,796	$17,867,891	$16,203,915
Outsourcing	16,096,386	15,014,832	14,844,016
Net revenues	34,850,182	32,882,723	31,047,931
Reimbursements	1,915,296	1,914,938	1,866,493
Revenues	$36,765,478	$34,797,661	$32,914,424

ACCENTURE HOLDINGS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

16.	QUARTERLY DATA (unaudited)

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$8,515,517	$8,317,671	$8,867,036	$9,149,958	$34,850,182
Reimbursements	490,086	444,511	489,751	490,948	1,915,296
Revenues	9,005,603	8,762,182	9,356,787	9,640,906	36,765,478
Cost of services before reimbursable expenses	5,785,485	5,813,515	5,957,405	6,263,285	23,819,690
Reimbursable expenses	490,086	444,511	489,751	490,948	1,915,296
Cost of services	6,275,571	6,258,026	6,447,156	6,754,233	25,734,986
Operating income	1,331,959	1,138,653	865,435	1,296,562	4,632,609
Net income	1,059,749	887,208	704,801	983,174	3,634,932
Net income attributable to Accenture Holdings plc	1,049,177	875,371	691,429	972,652	3,588,629

Fiscal 2016	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Annual
Net revenues	$8,013,163	$7,945,565	$8,434,757		$8,489,238	$32,882,723
Reimbursements	452,821	451,488	534,287		476,342	1,914,938
Revenues	8,465,984	8,397,053	8,969,044		8,965,580	34,797,661
Cost of services before reimbursable expenses	5,450,644	5,575,749	5,745,205		5,833,698	22,605,296
Reimbursable expenses	452,821	451,488	534,287		476,342	1,914,938
Cost of services	5,903,465	6,027,237	6,279,492		6,310,040	24,520,234
Operating income	1,221,260	1,088,044	1,305,943	—	1,195,198	4,810,445
Net income	868,681	1,399,858	950,283		1,130,781	4,349,603
Net income attributable to Accenture Holdings plc	856,938	1,387,417	938,140		1,117,267	4,299,762