Form 10-Q
period 2017-11-30
Accenture Holdings plc
filed 2017-12-21
CIK 1647339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	November 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s ordinary shares, par value €0.000001 per share, outstanding as of December 11, 2017 was 1,020,207,101 (which number includes 994,235,273 issued shares held by the registrant or its controlling shareholder).

ACCENTURE HOLDINGS PLC

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE HOLDINGS PLC
CONSOLIDATED BALANCE SHEETS
November 30, 2017 and August 31, 2017
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2017	August 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,681,711	$4,126,860
Short-term investments	682	3,011
Receivables from clients, net	4,981,084	4,569,214
Unbilled services, net	2,476,871	2,316,043
Other current assets	1,163,493	1,082,161
Total current assets	12,303,841	12,097,289
NON-CURRENT ASSETS:
Unbilled services, net	39,339	40,938
Investments	227,189	211,610
Property and equipment, net	1,158,960	1,140,598
Goodwill	5,078,504	5,002,352
Deferred contract costs	740,972	755,871
Deferred income taxes, net	2,235,695	2,214,901
Other non-current assets	1,189,653	1,226,331
Total non-current assets	10,670,312	10,592,601
TOTAL ASSETS	$22,974,153	$22,689,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$2,979	$2,907
Accounts payable	1,316,930	1,525,065
Deferred revenues	2,494,949	2,669,520
Accrued payroll and related benefits	4,504,531	4,060,364
Accrued consumption taxes	414,344	383,391
Income taxes payable	718,246	708,485
Other accrued liabilities	411,047	474,547
Total current liabilities	9,863,026	9,824,279
NON-CURRENT LIABILITIES:
Long-term debt	22,226	22,163
Deferred revenues	687,950	663,248
Retirement obligation	1,422,308	1,408,759
Deferred income taxes, net	121,397	137,098
Income taxes payable	604,972	574,780
Other non-current liabilities	358,837	349,363
Total non-current liabilities	3,217,690	3,155,411
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Deferred shares, par value 1.00 euros per share, 40,000 shares authorized and issued as of November 30, 2017 and August 31, 2017	46	46
Ordinary shares, par value .000001 euros per share, 40,000,000,000 shares authorized, 1,020,207,101 shares issued as of November 30, 2017 and August 31, 2017	1	1
Restricted share units (related to Accenture plc Class A ordinary shares)	1,187,775	1,095,026
Additional paid-in capital	6,998,340	7,021,783
Treasury shares, at cost: 365,020,633 and 364,363,648 ordinary shares as of November 30, 2017 and August 31, 2017, respectively	(19,565,462)	(19,402,188)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of November 30, 2017 and August 31, 2017	(456,864)	(456,864)
Retained earnings	22,466,864	22,175,499
Accumulated other comprehensive loss	(1,139,954)	(1,099,931)
Total Accenture Holdings plc shareholders’ equity	9,490,746	9,333,372
Noncontrolling interests	402,691	376,828
Total shareholders’ equity	9,893,437	9,710,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,974,153	$22,689,890
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2017 and 2016
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	2017	2016
REVENUES:
Revenues before reimbursements (“Net revenues”)	$9,523,222	$8,515,517
Reimbursements	531,271	490,086
Revenues	10,054,493	9,005,603
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	6,470,962	5,785,485
Reimbursable expenses	531,271	490,086
Cost of services	7,002,233	6,275,571
Sales and marketing	1,001,789	888,827
General and administrative costs	564,591	509,246
Total operating expenses	8,568,613	7,673,644
OPERATING INCOME	1,485,880	1,331,959
Interest income	11,436	8,297
Interest expense	(4,707)	(3,048)
Other income (expense), net	1,515	(6,087)
INCOME BEFORE INCOME TAXES	1,494,124	1,331,121
Provision for income taxes	305,582	271,372
NET INCOME	1,188,542	1,059,749
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,789)	(1,751)
Net income attributable to noncontrolling interests – other	(15,749)	(8,821)
NET INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$1,171,004	$1,049,177
Cash dividends per share	$1.33	$1.21
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2017 and 2016
(In thousands of U.S. dollars)
(Unaudited)

	2017	2016
NET INCOME	$1,188,542	$1,059,749
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(28,520)	(199,024)
Defined benefit plans	6,492	11,941
Cash flow hedges	(17,995)	(15,149)
Marketable securities	—	278
OTHER COMPREHENSIVE INCOME (LOSS ) ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	(40,023)	(201,954)
Other comprehensive income (loss) attributable to noncontrolling interests	(1,180)	(3,853)
COMPREHENSIVE INCOME	$1,147,339	$853,942

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE HOLDINGS PLC	$1,130,981	$847,223
Comprehensive income attributable to noncontrolling interests	16,358	6,719
COMPREHENSIVE INCOME	$1,147,339	$853,942
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2017
(In thousands of U.S. dollars and share amounts)
(Unaudited)

	Deferred Shares		Ordinary Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)		Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture Holdings plc Shareholders’ Equity
	$	No. Shares	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2017	$46	40	$1	1,020,207	$1,095,026	$7,021,783	$(19,402,188)	(364,364)	$(456,864)	(13,817)	$22,175,499	$(1,099,931)	$9,333,372	$376,828	$9,710,200
Net income											1,171,004		1,171,004	17,538	1,188,542
Other comprehensive income (loss)												(40,023)	(40,023)	(1,180)	(41,203)
Share-based compensation expense					183,945	28,946							212,891	—	212,891
Purchases/redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares						(2,141)	(484,313)	(3,466)					(486,454)	(743)	(487,197)
Issuances of Accenture Holdings plc ordinary shares related to employee share programs					(118,869)	(38,631)	321,039	2,809					163,539	250	163,789
Dividends					27,673						(879,980)		(852,307)	(1,307)	(853,614)
Other, net						(11,617)					341		(11,276)	11,305	29
Balance as of November 30, 2017	$46	40	$1	1,020,207	$1,187,775	$6,998,340	$(19,565,462)	(365,021)	$(456,864)	(13,817)	$22,466,864	$(1,139,954)	$9,490,746	$402,691	$9,893,437
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2017 and 2016
(In thousands of U.S. dollars)
(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,188,542	$1,059,749
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	232,633	187,433
Share-based compensation expense	212,891	149,796
Deferred income taxes, net	(37,578)	(86,013)
Other, net	(4,714)	(141,184)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(434,471)	(279,151)
Unbilled services, current and non-current, net	(152,751)	(64,113)
Other current and non-current assets	(154,120)	(71,564)
Accounts payable	(219,993)	(103,390)
Deferred revenues, current and non-current	(146,608)	(207,437)
Accrued payroll and related benefits	451,187	488,615
Income taxes payable, current and non-current	34,391	86,551
Other current and non-current liabilities	36,429	64,590
Net cash provided by (used in) operating activities	1,005,838	1,083,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133,352)	(84,553)
Purchases of businesses and investments, net of cash acquired	(127,497)	(599,107)
Proceeds from sales of businesses and investments, net of cash transferred	—	(7,200)
Proceeds from sales of property and equipment	1,890	1,238
Net cash provided by (used in) investing activities	(258,959)	(689,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary and deferred shares	163,789	111,820
Purchases of shares	(487,197)	(487,044)
Proceeds from (repayments of) long-term debt, net	135	138
Cash dividends paid	(853,614)	(785,127)
Other, net	(2,133)	(2,562)
Net cash provided by (used in) financing activities	(1,179,020)	(1,162,775)
Effect of exchange rate changes on cash and cash equivalents	(13,008)	(60,036)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(445,149)	(828,551)
CASH AND CASH EQUIVALENTS, beginning of period	4,126,860	4,905,609
CASH AND CASH EQUIVALENTS, end of period	$3,681,711	$4,077,058
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$310,715	$217,581
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture Holdings plc and its controlled subsidiary companies have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We use the terms “we,” the “Company” and “our” in the Notes to Consolidated Financial Statements to refer to Accenture Holdings plc and its subsidiaries. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 26, 2017.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2018.
Accenture plc (“Accenture”) is a holding company incorporated in Ireland with no material assets other than Accenture Holdings plc ordinary and deferred shares. Accenture is the controlling shareholder of the Company.
Allowances for Client Receivables and Unbilled Services
As of November 30, 2017 and August 31, 2017, total allowances recorded for client receivables and unbilled services were $53,491 and $74,450, respectively.
Depreciation and Amortization
Depreciation expense was $106,151 and $85,020 for the three months ended November 30, 2017 and 2016, respectively. As of November 30, 2017 and August 31, 2017, total accumulated depreciation was $1,964,127 and $1,912,146, respectively. Deferred transition amortization expense was $81,854 and $69,285 for the three months ended November 30, 2017 and 2016, respectively. See Note 4 (Goodwill and Intangible Assets) for intangible asset amortization balances.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

New Accounting Pronouncements
The following standards, issued by the FASB, will, or are expected to, result in a change in practice and/or have a financial impact to our Consolidated Financial Statements:

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
September 1, 2018
The adoption of this Accounting Standards Update (“ASU”) will require that we record deferred tax assets on our Consolidated Balance Sheet at the beginning of fiscal 2019. The deferred tax assets, which could be up to $2.1 billion, represent income tax consequences of prior intra-entity transfers of assets, which are currently recognized over the expected life of the assets. Beginning in fiscal 2019, we will recognize incremental income tax expense as these deferred tax assets are utilized. Initially, this could represent approximately a 3.5 percentage point increase in the annual effective tax rate. However, the actual impact of adoption will depend on numerous factors, including activity for fiscal 2018 and management’s expectations regarding recoverability of the related deferred taxes. Adoption will not have any impact on cash flows.

2016-02: Leases
The guidance amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose additional quantitative and qualitative information about leasing arrangements. The guidance requires a modified retrospective method upon adoption.
September 1, 2019
While we are continuing to assess the potential impact of this ASU, we currently believe the most significant impact relates to our accounting for office space operating leases.  We anticipate this ASU will have a material impact on our Consolidated Balance Sheets but will not have a material impact on our other Consolidated Financial Statements or footnotes.

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
September 1, 2018
We performed an initial assessment of the impact of the ASU and developed a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The project is on schedule for adoption on September 1, 2018 and we will apply the modified retrospective method. We expect revenue recognition across our portfolio of services to remain largely unchanged. However, we expect to recognize revenue earlier than we do under current guidance in a few areas, including accounting for variable fees and for certain consulting services, which will be recognized over time rather than at a point in time. While we have not finalized our assessment of the impact of the ASU, based on the analysis completed to date, we do not currently anticipate that the ASU will have a material impact on our Consolidated Financial Statements.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture Holdings plc:

	Three Months Ended
	November 30, 2017	November 30, 2016
Foreign currency translation
Beginning balance	$(746,809)	$(902,955)
Foreign currency translation	(30,757)	(203,725)
Income tax benefit (expense)	1,074	852
Portion attributable to noncontrolling interests	1,163	3,849
Foreign currency translation, net of tax	(28,520)	(199,024)
Ending balance	(775,329)	(1,101,979)

Defined benefit plans
Beginning balance	(474,322)	(859,030)
Reclassifications into net periodic pension and post-retirement expense (1)	9,761	17,824
Income tax benefit (expense)	(3,259)	(5,863)
Portion attributable to noncontrolling interests	(10)	(20)
Defined benefit plans, net of tax	6,492	11,941
Ending balance	(467,830)	(847,089)

Cash flow hedges
Beginning balance	119,905	71,281
Unrealized gain (loss)	8,325	(6,106)
Reclassification adjustments into Cost of services	(28,616)	(22,149)
Income tax benefit (expense)	2,269	13,081
Portion attributable to noncontrolling interests	27	25
Cash flow hedges, net of tax	(17,995)	(15,149)
Ending balance (2)	101,910	56,132

Marketable securities
Beginning balance	1,295	(278)
Unrealized gain (loss)	—	462
Income tax benefit (expense)	—	(183)
Portion attributable to noncontrolling interests	—	(1)
Marketable securities, net of tax	—	278
Ending balance	1,295	—

Accumulated other comprehensive loss	$(1,139,954)	$(1,892,936)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of November 30, 2017, $108,929 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. BUSINESS COMBINATIONS
During the three months ended November 30, 2017, we completed individually immaterial acquisitions for total consideration of $106,059, net of cash acquired. The pro forma effects of these acquisitions on our operations were not material.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2017	Additions/ Adjustments	Foreign Currency Translation	November 30, 2017
Communications, Media & Technology	$775,802	$56,323	$1,861	$833,986
Financial Services	1,151,024	3,919	202	1,155,145
Health & Public Service	934,374	1,961	123	936,458
Products	1,698,140	7,473	3,776	1,709,389
Resources	443,012	893	(379)	443,526
Total	$5,002,352	$70,569	$5,583	$5,078,504
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
Our definite-lived intangible assets by major asset class were as follows:

	November 30, 2017			August 31, 2017
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$819,103	$(255,977)	$563,126	$809,683	$(235,315)	$574,368
Technology	89,256	(50,230)	39,026	108,929	(65,453)	43,476
Patents	125,228	(63,568)	61,660	124,669	(62,543)	62,126
Other	52,462	(24,095)	28,367	52,342	(21,930)	30,412
Total	$1,086,049	$(393,870)	$692,179	$1,095,623	$(385,241)	$710,382
Total amortization related to our intangible assets was $44,628 and $33,128 for the three months ended November 30, 2017 and 2016, respectively. Estimated future amortization related to intangible assets held as of November 30, 2017 is as follows:

Fiscal Year	Estimated Amortization
Remainder of 2018	$115,675
2019	116,433
2020	103,431
2021	94,991
2022	76,823
Thereafter	184,826
Total	$692,179

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the three months ended November 30, 2017 was as follows:

	Dividend Per Share	Accenture Holdings plc Ordinary Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2017	$1.33	October 17, 2017	$852,307	October 17, 2017	$1,307	$853,614
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
6. DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, we use derivative financial instruments to manage foreign currency exchange rate risk. Our derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three months ended November 30, 2017 and 2016, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 2 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $9,534 and $138,094 for the three months ended November 30, 2017 and 2016, respectively. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2017	August 31, 2017
Assets
Cash Flow Hedges
Other current assets	$122,238	$133,935
Other non-current assets	61,029	82,770
Other Derivatives
Other current assets	40,078	11,470
Total assets	$223,345	$228,175
Liabilities
Cash Flow Hedges
Other accrued liabilities	$13,309	$21,632
Other non-current liabilities	11,163	17,244
Other Derivatives
Other accrued liabilities	19,308	12,242
Total liabilities	$43,780	$51,118
Total fair value	$179,565	$177,057
Total notional value	$9,567,528	$9,290,345
We utilize standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for the set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. In the Consolidated Balance Sheets, we record derivative assets and liabilities at gross fair value. The potential effect of netting derivative assets against liabilities under the counterparty master agreements was as follows:

	November 30, 2017	August 31, 2017
Net derivative assets	$199,439	$189,066
Net derivative liabilities	19,874	12,009
Total fair value	$179,565	$177,057
7. INCOME TAXES
We apply an estimated annual effective tax rate to our year-to-date operating results to determine the interim provision for income tax expense. In addition, we recognize taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
Our effective tax rates for the three months ended November 30, 2017 and 2016 were 20.5% and 20.4%, respectively. The effective tax rates for the three months ended November 30, 2017 and 2016 benefited from adjustments to prior year taxes and recognition of excess tax benefits from share based payments.
8. COMMITMENTS AND CONTINGENCIES
Commitments
We have the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of our Avanade Inc. subsidiary (“Avanade”) not owned by us at fair value if certain events occur. As of November 30, 2017 and August 31, 2017, we have reflected the fair value of $52,654 and $52,996, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.

ACCENTURE HOLDINGS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of November 30, 2017 and August 31, 2017, our aggregate potential liability to our clients for expressly limited guarantees involving the performance of third parties was approximately $700,000 and $697,000, respectively, of which all but approximately $122,000 and $149,000, respectively, may be recovered from the other third parties if we are obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, we cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
To date, we have not been required to make any significant payment under any of the arrangements described above. We have assessed the current status of performance/payment risk related to arrangements with limited guarantees, warranty obligations, unspecified limitations and/or indemnification provisions and believe that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole.
Legal Contingencies
As of November 30, 2017, we or our present personnel had been named as a defendant in various litigation matters. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on our results of operations or financial condition.
9. SEGMENT REPORTING
Our reportable operating segments are our five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding our reportable operating segments is as follows:

	Three Months Ended
	November 30, 2017		November 30, 2016
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,869,770	$294,925	$1,686,196	$257,844
Financial Services	2,059,114	369,253	1,809,769	319,489
Health & Public Service	1,634,111	223,190	1,500,774	199,227
Products	2,584,056	410,389	2,320,169	408,699
Resources	1,332,894	188,123	1,194,858	146,700
Other	43,277	—	3,751	—
Total	$9,523,222	$1,485,880	$8,515,517	$1,331,959
10. SUBSEQUENT EVENT
On December 15, 2017, Accenture plc filed its Definitive 14A Proxy Statement and the Company filed its Definitive Schedule 14C Information Statement, both with the SEC, which include a proposal to merge the Company with and into Accenture plc during the 2018 financial year.  Subject to obtaining the necessary shareholder and court approvals, this will result in the Company being dissolved and all assets and liabilities of the Company being transferred to Accenture plc and each ordinary shareholder of the Company (other than Accenture plc and the Company) will receive one Class A ordinary share of Accenture plc for every ordinary share in the Company held by such shareholder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2017, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2017.
We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture Holdings plc and its subsidiaries. Accenture plc (“Accenture”) is the controlling shareholder of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2018” means the 12-month period that will end on August 31, 2018. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•	We could have liability or our reputation could be damaged if we fail to protect client and/or Company data from security breaches or cyberattacks.

•	The markets in which we operate are highly competitive, and we might not be able to compete effectively.

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

•	Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

•	Our business could be materially adversely affected if we incur legal liability.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	We might not be successful at identifying, acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

•	Our global delivery capability is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

•	As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

•	Adverse changes to our relationships with key alliance partners or in the business of our key alliance partners could adversely affect our results of operations.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2017. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

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
Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2018 increased 12% in U.S. dollars and 10% in local currency compared to the first quarter of fiscal 2017. Demand for our services and solutions continued to be strong, resulting in growth across all areas of our business. During the first quarter of fiscal 2018, revenue growth in local currency was very strong in Financial Services, Communication, Media & Technology, Products and Resources and strong in Health & Public Service. We experienced very strong growth in Growth Markets and Europe and strong growth in North America. Revenue growth in local currency was very strong in consulting and strong in outsourcing during the first quarter of fiscal 2018. While the business environment remained competitive, pricing was relatively stable. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the first quarter of fiscal 2018 increased 13% in U.S. dollars and 11% in local currency compared to the first quarter of fiscal 2017. Consulting revenue growth in local currency in the first quarter of fiscal 2018 was led by very strong growth in Financial Services and Communications, Media & Technology, as well as strong growth in Products, Health & Public Service and Resources. Our consulting revenue growth continues to be driven by strong demand for digital-, cloud- and security-related services and assisting clients with the adoption of new technologies. In addition, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses.
In our outsourcing business, net revenues for the first quarter of fiscal 2018 increased 11% in U.S. dollars and 9% in local currency compared to the first quarter of fiscal 2017. Outsourcing revenue growth in local currency in the first quarter of fiscal 2018 was led by very strong growth in Resources and Products, as well as strong growth in Communications, Media & Technology and Health & Public Service and solid growth in Financial Services. We continue to experience growing demand to assist clients with cloud enablement and the operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and cost efficiency.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. The U.S. dollar weakened against various currencies during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 2% higher than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2018, we estimate that our full fiscal 2018 revenue growth in U.S. dollars will be approximately 2.5% higher in U.S. dollars than our revenue growth in local currency.
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
Utilization for the first quarter of fiscal 2018 was 92%, consistent with the first quarter of fiscal 2017. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services and solutions, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 435,000 as of November 30, 2017, compared to approximately 394,000 as of November 30, 2016. The year-over-year increase in our headcount reflects an overall increase in demand for our services and solutions, as well as headcount added in connection with acquisitions. Attrition, excluding involuntary terminations, for the first quarter of fiscal 2018 was 13%, up from 12% in the first quarter of fiscal 2017. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. For the majority of our personnel, compensation increases become effective December 1st of each fiscal year. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services and solutions clients are demanding; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the first quarter of fiscal 2018 was 32.1%, flat with the first quarter of fiscal 2017. Our gross margin was impacted by lower consulting contract profitability as well as higher acquisition-related costs, which were offset by cost efficiencies.
Sales and marketing and General and administrative costs as a percentage of net revenues were 16.4% for the first quarter of fiscal 2018, flat with the first quarter of fiscal 2017. We continuously monitor these costs and implement cost-management actions, as appropriate. For the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, Sales and marketing costs as a percentage of net revenues increased 10 basis points, and General and administrative costs as a percentage of net revenues decreased 10 basis points.
Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2018 was 15.6%, flat with the first quarter of fiscal 2017.
New Bookings
New bookings for the first quarter of fiscal 2018 were $9.98 billion, with consulting bookings of $5.93 billion and outsourcing bookings of $4.05 billion.

Results of Operations for the Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended
	November 30, 2017	November 30, 2016			November 30, 2017	November 30, 2016
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,870	$1,686	11%	10%	20%	20%
Financial Services	2,059	1,810	14	11	22	21
Health & Public Service	1,634	1,501	9	8	17	18
Products	2,584	2,320	11	10	27	27
Resources	1,333	1,195	12	10	14	14
Other	43	4	n/m	n/m	—	—
TOTAL NET REVENUES	9,523	8,516	12%	10%	100%	100%
Reimbursements	531	490	8
TOTAL REVENUES	$10,054	$9,006	12%
GEOGRAPHIC REGIONS (1)
North America	$4,285	$3,981	8%	7%	45%	47%
Europe	3,449	2,958	17	11	36	35
Growth Markets	1,789	1,576	13	16	19	18
TOTAL NET REVENUES	$9,523	$8,516	12%	10%	100%	100%
TYPE OF WORK
Consulting	$5,184	$4,593	13%	11%	54%	54%
Outsourcing	4,339	3,922	11	9	46	46
TOTAL NET REVENUES	$9,523	$8,516	12%	10%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)
Effective September 1, 2017, we revised the reporting of our geographic regions as follows: North America (the United States and Canada), Europe and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East and Turkey). Four countries, including Russia, were previously in Growth Markets, but are now included in Europe. Prior period amounts have been reclassified to conform to the current period presentation.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017:
Operating Groups

•
Communications, Media & Technology net revenues increased 10% in local currency, led by Software & Platforms across all geographic regions, as well as growth in Communications & Media in Growth Markets and Europe.

•	Financial Services net revenues increased 11% in local currency, driven by growth across all industry groups and geographic regions, led by Banking & Capital Markets in Europe.

•	Health & Public Service net revenues increased 8% in local currency, driven by growth in both Public Service and Health industry groups across all geographic regions.

•
Products net revenues increased 10% in local currency, driven by growth across all geographic regions in Consumer Goods, Retail & Travel Services and Industrial, as well as Life Sciences in Europe. This growth was partially offset by a decline in Life Sciences in North America.

•	Resources net revenues increased 10% in local currency, led by growth in Chemicals & Natural Resources across all geographic regions, as well as Utilities in Europe.
Geographic Regions

•	North America net revenues increased 7% in local currency, driven by the United States.

•	Europe net revenues increased 11% in local currency, driven by Germany, France, Italy, the United Kingdom and Spain.

•	Growth Markets net revenues increased 16% in local currency, led by Japan, as well as Australia, Singapore and Brazil.
Operating Expenses
Operating expenses for the first quarter of fiscal 2018 increased $895 million, or 12%, over the first quarter of fiscal 2017, and remained flat as a percentage of revenues at 85.2% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2018 increased $854 million, or 12%, over the first quarter of fiscal 2017, and remained flat as a percentage of net revenues at 84.4% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2018 increased $727 million, or 12%, over the first quarter of fiscal 2017, and decreased as a percentage of revenues to 69.6% from 69.7% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2018 increased $685 million, or 12%, over the first quarter of fiscal 2017, and remained flat as a percentage of net revenues at 67.9% during this period. Gross margin for the first quarter of fiscal 2018 remained flat at 32.1% compared to the first quarter of fiscal 2017, and was impacted by lower consulting contract profitability as well as higher acquisition-related costs, which were offset by cost efficiencies.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2018 increased $113 million, or 13%, over the first quarter of fiscal 2017, and increased as a percentage of net revenues to 10.5% from 10.4% during this period.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2018 increased $55 million, or 11%, over the first quarter of fiscal 2017, and decreased as a percentage of net revenues to 5.9% from 6.0% during this period.

Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2018 increased $154 million, or 12%, over the first quarter of fiscal 2017.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended
	November 30, 2017		November 30, 2016
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase
	(in millions of U.S. dollars)
Communications, Media & Technology	$295	16%	$258	15%	$37
Financial Services	369	18	319	18	50
Health & Public Service	223	14	199	13	24
Products	410	16	409	18	2
Resources	188	14	147	12	41
Total	$1,486	15.6%	$1,332	15.6%	$154
 _______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our operating income during the first quarter of fiscal 2018 was similar to that disclosed for net revenue. In addition, during the first quarter of fiscal 2018, each operating group experienced higher acquisition-related costs compared to the first quarter of fiscal 2017. The commentary below provides insight into other factors affecting operating group performance and operating margin for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017:

•	Communications, Media & Technology operating income increased primarily due to revenue growth, partially offset by lower contract profitability.

•
Financial Services operating income increased primarily due to consulting revenue growth, partially offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Health & Public Service operating income increased primarily due to revenue growth and higher outsourcing contract profitability.

•	Products operating income was flat year-over-year as revenue growth was offset by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Resources operating income increased primarily due to revenue growth.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2018 was 20.5%, compared with 20.4% for the first quarter of fiscal 2017. The effective tax rates for the first quarter of both fiscal 2018 and fiscal 2017 benefited from adjustments to prior year taxes and recognition of excess tax benefits from share based payments.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2018 annual effective tax rate to be in the range of 22% to 24%, excluding the impact of recently passed U.S. federal tax legislation. The effective tax rate for interim periods can vary because of the timing of when certain events occur during the year.
Recently passed U.S. federal tax legislation will, when enacted, significantly revise U.S. tax law. The legislation could modestly impact our ongoing effective tax rate by imposing taxes on our intercompany transactions and limiting our ability to deduct certain expenses. These impacts will be partially offset by the reduced corporate income tax rate. In addition, we expect to record a non-cash expense, which could be up to $500 million for fiscal 2018, to reflect the impact of lower tax rates on our net U.S. deferred tax assets. The legislation was recently finalized and will be subject to interpretation, and we continue to evaluate the impacts.
In addition, as described in Note 1 (Basis of Presentation), beginning in fiscal 2019 we will recognize incremental income tax expense as a result of adoption of ASU 2016-16.

Net Income
Net income for the first quarter of fiscal 2018 increased $129 million, or 12%, over the first quarter of fiscal 2017. The increase was primarily due to higher revenues and operating results.

Liquidity and Capital Resources
As of November 30, 2017, Cash and cash equivalents was $3.7 billion, compared with $4.1 billion as of August 31, 2017.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
	November 30, 2017	November 30, 2016	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,006	$1,084	$(78)
Investing activities	(259)	(690)	431
Financing activities	(1,179)	(1,163)	(16)
Effect of exchange rate changes on cash and cash equivalents	(13)	(60)	47
Net increase (decrease) in cash and cash equivalents	$(445)	$(829)	$383
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year decrease in operating cash flow was due to a larger increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and decrease in accounts payable, partially offset by higher net income.
Investing activities: Cash used in investing activities decreased $431 million due to lower spending on business acquisitions and investments, partially offset by higher spending on property and equipment. For additional information, see Note 3 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $16 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of November 30, 2017, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	481	—
Local guaranteed and non-guaranteed lines of credit	234	—
Total	$1,715	$—
Under the borrowing facilities described above, we had an aggregate of $203 million of letters of credit outstanding as of November 30, 2017. In the fourth quarter of fiscal 2017, we entered into agreements that will allow us to establish a commercial paper program for short-term borrowings of up to $1 billion, backed by our syndicated loan facility.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares held by current and former members of Accenture Leadership and their permitted transferees.
Our share purchase activity during the three months ended November 30, 2017 was as follows:

	Shares	Amount
		(in millions of U.S. dollars)
Accenture Holdings plc ordinary shares	263,864	$37
Accenture Canada Holdings Inc. exchangeable shares	20,650	3
Total	284,514	$40
Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2018. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During the three months ended November 30, 2017, Accenture issued 199,678 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture Holdings plc ordinary shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2018, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
New Accounting Pronouncements
See Note 1 (Basis of Presentation) to these Consolidated Financial Statements under Item 1, “Financial Statements.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended November 30, 2017, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2017. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2017, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2017. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture Holdings plc Ordinary Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture Holdings plc ordinary shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture Holdings plc
September 1, 2017 — September 30, 2017	—	$—
October 1, 2017 — October 31, 2017	159,360	$138.22
November 1, 2017 — November 30, 2017	104,504	$144.12
Total	263,864	$140.56
Accenture Canada Holdings Inc.
September 1, 2017 — September 30, 2017	—	$—
October 1, 2017 — October 31, 2017	17,150	$138.85
November 1, 2017 — November 30, 2017	3,500	$143.38
Total	20,650	$139.62
 _______________

(1)
During the first quarter of fiscal 2018, we acquired a total of 263,864 Accenture Holdings plc ordinary shares and 20,650 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2018, Accenture issued 199,678 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture Holdings plc ordinary shares pursuant to a registration statement.

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

Other Transactions Related to Accenture Holdings plc Ordinary Shares
During the first quarter of fiscal 2018, we issued an aggregate of 3,268,146 Accenture Holdings plc ordinary shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances primarily related to equity compensation plans. In each case, the Accenture Holdings plc ordinary shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2018. We believe the following table and footnotes provide useful information because the market value of Accenture Holdings plc ordinary shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2017 — September 30, 2017
Class A ordinary shares	1,079,792	$135.18	1,049,241	$2,977
Class X ordinary shares	—	$0.0000225	—	—
October 1, 2017 — October 31, 2017
Class A ordinary shares	1,265,556	$138.46	1,127,730	$2,797
Class X ordinary shares	197,202	$0.0000225	—	—
November 1, 2017 — November 30, 2017
Class A ordinary shares	1,401,593	$144.10	1,025,636	$2,632
Class X ordinary shares	419,139	$0.0000225	—	—
Total
Class A ordinary shares (4)	3,746,941	$139.62	3,202,607
Class X ordinary shares (5)	616,341	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2018, Accenture purchased 3,202,607 Accenture plc Class A ordinary shares under this program for an aggregate price of $447 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2017, Accenture’s and our aggregate available authorization for share purchases and redemptions was $2,632 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2017, the Board of Directors of Accenture plc has authorized an aggregate of $30,100 million for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture Holdings plc ordinary shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the first quarter of fiscal 2018, Accenture purchased 544,334 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit

2.1	Common Draft Terms of Merger in respect of the proposed merger of Accenture plc and Accenture Holdings plc, dated December 15, 2017 (filed herewith)

3.1	Memorandum and Articles of Association and Deed Poll of Accenture Holdings plc (incorporated by reference to Exhibit 3.1 to Accenture Holdings plc’s 8-K12G3 filed on August 26, 2015)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 3, 2016)

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

101
The following financial information from Accenture Holdings plc’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2017 (Unaudited) and August 31, 2017, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2017 and 2016, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2017, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 21, 2017

ACCENTURE HOLDINGS PLC

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)